Form 10-Q
period 1996-03-31
NCS HEALTHCARE INC
filed 1996-05-14
CIK 1004990

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996

Commission File Number-  027602
                        --------------------

                              NCS HealthCare, Inc.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                          No. 34-1816187
- - -------------------------------            ------------------------------------
(State or other jurisdiction of            (IRS employer identification number)
incorporation or organization)


3201 Enterprise Parkway, Suite 220, Beachwood, Ohio  44122
- - ----------------------------------------------------------
     (Address of principal executive offices and zip code)

                     (216) 514-3350
- - ----------------------------------------------------------
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant:

1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
2)  has been subject to such filing requirement for the past 90 days.

Yes  X   No
    ---     ---

Common Stock Outstanding
- - ------------------------

Indicate the number of shares outstanding of each of the Issuers classes of common stock, as of the latest practical date.

Class A Common Stock, $ .01 par value -- 5,519,172 shares as of May 8, 1996 Class B Common Stock, $ .01 par value -- 6,603,228 shares as of May 8, 1996

                              NCS HEALTHCARE, INC.
                               AND SUBSIDIARIES

                                     INDEX



                                                                      Page
                                                                      ----
Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)
         Condensed Consolidated Balance Sheets-
               March 31, 1996 and June 30, 1995                         3

         Condensed Consolidated Statements of Income-
               Three and nine months ended-
               March 31, 1996 and 1995                                  4

         Condensed Consolidated Statements of Cash Flows-
               Nine months ended-
               March 31, 1996 and 1995                                  5

         Notes to Condensed Consolidated Financial Statements-
               March 31, 1996                                           6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                  7

Part II.      Other Information:

Item 6.  Exhibits and Reports on Form  8-K                              9

Signatures                                                              9

ITEM 1. FINANCIAL STATEMENTS

                              NCS HEALTHCARE, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           (Unaudited)      (Note A)
                                                                             March 31,      June 30,
ASSETS                                                                         1996           1995
                                                                             --------        -------
Current Assets:
         Cash and cash equivalents                                           $ 40,752        $   286
         Accounts receivable, less allowances                                  23,950         14,475
         Inventories                                                            6,048          3,699
         Other                                                                  3,190          1,984
                                                                             --------        -------
                  Total current assets                                         73,940         20,444

Properties and equipment, at cost
         net of accumulated depreciation and amortization                       8,275          5,549
Goodwill, less accumulated amortization                                        24,636         12,137
Other assets                                                                      542            465
                                                                             --------        -------
                  Total assets                                               $107,393        $38,595
                                                                             ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                                    $  4,312        $ 3,801
         Accrued expenses and other liabilities                                 4,220          6,027
                                                                             --------        -------
                  Total current liabilities                                     8,532          9,828

Long-term debt                                                                  3,438         18,505
Convertible subordinated debentures                                             6,549          1,900
Other                                                                             565            245

Stockholders' Equity:
         Common stock, par value $ .01 share:
              Class A - 50,000,000 authorized; 5,519,112 shares issued
              and outstanding at March 31, 1996 (7,467 at June 30, 1995)           55              1
              Class B - 20,000,000 shares authorized; 6,603,228
              shares issued and outstanding at March 31, 1996
              (5,976,062 at June 30, 1995)                                         66             60
         Paid-in capital                                                       83,676          4,341
         Retained earnings                                                      4,512          3,715
                                                                             --------        -------
                  Total stockholders' equity                                   88,309          8,117
                                                                             --------        -------
                  Total liabilities and stockholders' equity                 $107,393        $38,595
                                                                             ========        =======
[/FN]
Note A: The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.





          See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                               AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   Three Months Ended                  Nine Months Ended
                                                                       March 31,                            March 31,
                                                               -------------------------           -------------------------
                                                                 1996              1995              1996             1995
                                                               -------------------------           -------------------------
Revenues                                                       $30,209           $17,186           $80,236           $46,216
Cost of revenues                                                22,197            12,220            58,183            32,753
                                                               -------------------------           -------------------------
Gross profit                                                     8,012             4,966            22,053            13,463
Selling, general and administrative expenses                     5,616             3,715            16,044            10,366
Special compensation (1)                                            --                --             2,811               --
                                                               -------------------------           -------------------------
Operating income                                                 2,396             1,251             3,198             3,097
Interest expense                                                   394               295             1,775               745
                                                               -------------------------           -------------------------
Income before income taxes                                       2,002               956             1,423             2,352
Income tax expense                                                 881               432               626             1,062
                                                               -------------------------           -------------------------
Net income                                                     $ 1,121           $   524           $   797           $ 1,290
                                                               =========================           =========================


Net income per share                                           $  0.12           $  0.08           $  0.10           $  0.19
                                                               =========================           =========================
Shares used in the computation                                   9,685             6,929             7,854             6,709

[FN]
(1) Represents a one-time, non-recurring charge in connection with the termination of compensation arrangements with the prior owners of certain acquired businesses which had the effect of reducing net income per share by $0.20 for the nine months ended March 31, 1996.


          See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                     Nine Months Ended
                                                                                                         March 31,
                                                                                                 --------------------------
                                                                                                    1996            1995
                                                                                                 --------------------------
OPERATING ACTIVITIES
Net income                                                                                       $    797        $    1,290
Adjustments to reconcile net income to net cash used in
   operating activities:
         Special compensation                                                                       2,811                --
         Depreciation and amortization                                                              2,174               784
         Other                                                                                        423               532
                                                                                                 --------------------------
                                                                                                    6,205             2,606
         Changes in assets and liabilities, net of effects of assets and liabilities acquired:
                  Accounts receivable, net                                                         (6,605)           (2,951)
                  Accrued expenses and other liabilities                                           (2,399)           (1,056)
                  Other, net                                                                         (472)             (205)
                                                                                                 --------------------------
Net cash used in operating activities                                                              (3,271)           (1,606)

INVESTING ACTIVITIES
Purchases of businesses                                                                           (12,125)          (10,781)
Capital expenditures for property and equipment, net                                               (2,871)             (701)
Other                                                                                              (2,286)              (72)
                                                                                                 --------------------------
Net cash used in investing activities                                                             (17,282)          (11,554)

FINANCING ACTIVITIES
Proceeds from issuance of common stock and exercise of
   stock options                                                                                   68,878             2,688
Proceeds from convertible subordinated debentures                                                  12,925             1,400
Repayment of long-term debt                                                                        (4,784)           (7,222)
Borrowings on line-of-credit                                                                       31,400                --
Payments on line-of-credit                                                                        (48,900)               --
Proceeds from issuance of long-term debt                                                               --            16,941
Accrued Initial Public Offering expenses                                                            1,500                --
                                                                                                 --------------------------
Net cash provided by financing activities                                                          61,019            13,807
                                                                                                 --------------------------
Net increase in cash and cash equivalents                                                          40,466               647
Cash and cash equivalents at beginning of period                                                      286               384
                                                                                                 --------------------------
Cash and cash equivalents at end of period                                                       $ 40,752       $     1,031
                                                                                                 ==========================

          See notes to condensed consolidated financial statements.

                             NCS HEALTHCARE, INC.
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                 (Unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant and Subsidiaries' registration statement on Form S-1 dated February, 13, 1996 (File No. 33-80455).

2 . During the nine months ended March 31, 1996, the Company acquired Corinthian Healthcare Systems, Inc., located in Indiana, The Apothecary, Inc., located in Scranton, Pennsylvania, and DeMoss Rexall Drugs, Inc., located in Evansville, Indiana. Each of these acquisitions have been accounted for under the purchase method. The aggregate purchase price for these businesses was $12,125,000.

     During fiscal 1995, the Company's acquisitions included TeleRx, Inc., in Detroit, Michigan, Hunsickers's Pharmacy Long Term Care Division, Inc. and Hunsicker's HealthCare, Inc., in Souderton, Pennsylvania, Laurel Extended Care Pharmacy, Inc., in Ebensburg, Pennsylvania and Quality HealthCare in Indianapolis, Indiana. Each of these acquisitions have been accounted for under the purchase method. The aggregate purchase price for these businesses was $16,439,000.

     Unaudited pro forma data as though the Company had purchased each of these businesses as of July 1, 1994, are set forth below:

                                       Nine Months      Nine Months
                                           Ended           Ended
                                      March 31, 1996   March 31, 1995
                                     ---------------   --------------
                                  (In thousands, except per share data)
Revenues                             $        85,886   $       72,448

Net income (A)                       $           972   $        1,186

Net income per common share (A)      $          0.12   $         0.18

(A) The pro forma results of operations of the Company for the nine months ended March 31, 1996, include a one-time, non-recurring charge of $2,811,000 in connection with the termination of compensation arrangements with the prior owners of certain acquired businesses which had the effect of reducing the net income per share by $0.20.

3. On February 13, 1996, the Company issued 4,476,000 shares of Class A Common Stock at $16.50 per share in connection with an initial public offering. A portion of the net proceeds from the stock issuance were used to repay approximately $27,000,000 of outstanding indebtedness under long and short term borrowings.

4. In April 1996, the Company purchased substantially all of the assets of Care Plus, Inc. located in Decatur, Illinois. Care Plus, Inc. provides services to approximately 1,700 long term care residents in the Decatur area.

                             NCS HEALTHCARE, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION
                      THIRD QUARTER ENDED MARCH 31, 1996


Results of Operations

Revenues for the three months ended March 31, 1996 increased 75.8% to $30,209,000, from $17,186,000 recorded in the same period in fiscal 1995. For the nine months ended March 31, 1996, revenues increased 73.6% to $80,236,000 from $46,216,000 recorded in the comparable period in fiscal 1995.

The increase in quarter and year to date revenues over comparable prior year periods is attributed to the Company's successful acquisition program, as well as steady internal growth. Total revenues for the nine months ended March 31, 1996 include the fiscal 1996 acquisitions of Corinthian Healthcare Systems, Inc., in September 1995, The Apothecary, Inc., in November 1995, and DeMoss Rexall Drugs, Inc., in December 1995. In addition, the fiscal 1995 acquisitions of TeleRx, Inc., in November 1994, Hunsicker's Pharmacy Long Term Care Division, Inc. and Hunsicker's HealthCare Inc., in January 1995, Laurel Extended Care Pharmacy, Inc. in April 1995, and Quality HealthCare of Indiana, Inc. in June 1995, have had a full period of operations as part of the fiscal 1996 year to date consolidated operating results. The total number of beds serviced by the Company as of March 31, 1996 has increased 35% to 50,000 beds, up from 37,000 beds at June 30, 1995.

The Company's existing operations continued to produce internal growth through marketing efforts to new and existing clients, increased drug utilization of long term care facility residents, and the growth and integration of new and existing products and services.

Cost of revenues for the three months ended March 31, 1996 increased 81.6% to $22,197,000, from $12,220,000 recorded in the same period in fiscal 1995. For the nine months ended March 31, 1996, cost of revenues increased 77.6% to $58,183,000 from $32,753,000 recorded in the comparable prior fiscal year period. Cost of revenues as a percentage of revenues for the three and nine month periods ended March 31, 1996 were 73.5% and 72.5%, respectively, compared to 71.1% and 70.9% for the comparable periods during the prior fiscal year.

The increase in cost of revenues as a percentage of revenues was primarily the result of two factors, acquisitions, and a change in the State of Pennsylvania Medicaid reimbursement rates. First, at the time of acquisition, the gross margins of the acquired companies are typically lower than the Company as a whole. This is the result of several factors, including less advantageous purchasing terms and higher production costs. Second, during fiscal 1996, the State of Pennsylvania changed the reimbursement methodology under the State Medicaid program which resulted in a lower reimbursement percentage for Company sites located in that state.

Selling, general and administrative expenses as a percentage of revenues were 18.6% and 20.0% for the three and nine month periods ended March 31, 1996. These expenses as a percentage of revenues decreased from 21.6% and 22.4% during the comparable period in fiscal 1995. The percentage decreases are the result of operational efficiencies and continuing efforts to leverage corporate overhead over a larger revenue base. The increase in selling, general, and administrative expenses in absolute dollars was mainly attributable to acquisitions completed during the current fiscal year.

Special compensation of $2,811,000 for the nine months ended March 31, 1996 represents a one time, non recurring charge resulting from the termination of compensation and performance incentive arrangements with the prior owners of certain acquired businesses.

Interest expense - net increased to $394,000 and $1,775,000 for the three and nine month periods ended March 31, 1996, from $295,000 and $745,000 during the comparable periods in the prior fiscal year. These increases are attributed mainly to the increase in acquisition related debt.

Liquidity and Capital Resources

Net cash used in operating activities was $3,271,000 for the nine months ended March 31, 1996, as compared to $1,606,000 in the comparable period in fiscal 1995. Cash used in operating activities increased from the comparable period in fiscal 1995 due to an increase in trade accounts receivable, as well as a reduction in accrued expenses. The increase in receivables occurred primarily because of internal sales growth and slower payment from skilled nursing facilities. The decrease in accrued expenses resulted from the timing of payment of certain compensation and related accruals, as well as a decrease in income taxes payable.

Net cash used in investing activities increased to $17,282,000 during the nine months ended March 31, 1996, as compared to $11,554,000 during the same period in the prior fiscal year. This is primarily the result of fiscal 1996 acquisitions, as well as an increase in capital expenditures. Fiscal 1996 acquisitions included Corinthian Healthcare Systems, Inc., The Apothecary, Inc., and DeMoss Rexall Drugs, Inc. Net cash used for capital expenditures increased to $2,871,000 during the nine months ended March 31, 1996, up from $701,000 during the same period of fiscal 1995. Significant capital expenditures during the nine months ended March 31, 1996, included computer and information systems equipment, two phone systems, furniture and fixtures at the new facility in Kittanning, Pennsylvania, leasehold improvements and medication carts for new and existing customers.

Net cash provided by financing activities increased to $61,019,000 during the nine months ended March 31, 1996, up from $13,807,000 for the comparable period in fiscal 1995. The increase is primarily the result of the Company issuing 4,476,000 shares of Class A Common Stock in connection with an initial public offering. A portion of the cash provided by the initial public offering was used to repay approximately $27,000,000 of outstanding indebtedness under short and long term borrowings.

The Company believes that its cash and available sources of capital are sufficient to meet its normal operating requirements and acquisition needs through June 30, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Numbers           Exhibit
                  -------           -------

                    11              Computation of Earnings Per Common Share

                    15              Independent Accountant's Review Report

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NCS HealthCare, Inc.
                                  (Registrant)

Date May 13, 1996   By       /s/     Kevin B. Shaw
                             ------------------------------------
                             Kevin B. Shaw
                             President, Chief Executive Officer and Director
                             (Principal Executive Officer)


Date May 13, 1996   By      /s/      Jeffrey R. Steinhilber
                            -------------------------------------
                            Jeffrey R. Steinhilber
                            Senior Vice President and
                            Chief Financial Officer
                            (Principal Financial and
                               Accounting Officer)