Form 10-K405
period 1996-06-30
NCS HEALTHCARE INC
filed 1996-09-30
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            [X]  For the fiscal year ended June 30, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            [ ] For the transition period from _________________________
                to ___________________

                         Commission file number 0-27602

                              NCS HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

                           Delaware                                                        34-1816187
             -----------------------------------------                       ------------------------------------
                 (State or other jurisdiction of                                        (I.R.S. Employer
                  incorporation or organization)                                      identification no.)

             3201 Enterprise Parkway, Beachwood, Ohio                                        44122
             ----------------------------------------                        ------------------------------------
             (Address of principal executive offices)                                      (Zip code)

       Registrant's telephone number, including area code: (216) 514-3350


       Securities registered pursuant to Section 12(b) of the Act:  None


 Securities registered pursuant to Section 12(g) of the Act:   Class A Common
                       Stock, par value $.01 per share.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes  [X]    No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of September 25, 1996, the registrant had 5,969,141 shares of Class A Common Stock, par value $.01 per share, and 6,495,858 shares of Class B Common Stock, par value $.01 per share, issued and outstanding. As of that date, the aggregate market value of these shares, which together constitute all of the voting stock of the registrant, held by non-affiliates was $183,144,350 (based upon the closing price of $31.75 per share of Class A Common Stock on the NASDAQ National Market on September 25, 1996). For purposes of this calculation, the registrant deems the 102,028 shares of Class A Common Stock and the 5,666,298 shares of Class B Common Stock held by all of its Directors and executive officers to be the shares of Class A Common Stock and Class B Common Stock held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on November 11, 1996 and the registrant's 1996 Annual Report to Stockholders for the fiscal year ended June 30, 1996 are incorporated by reference into Parts II, III and IV of this Form 10-K.

 Except as otherwise stated, the information contained in this Form 10-K is as of June 30, 1996.

                              NCS HEALTHCARE, INC.
                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     Part I

 ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
 ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
 ITEM 3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . .  9
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . .  9
 ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY  . . . . . . . . . . . . . . . .  9

                                    Part II

 ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . 10
 ITEM 6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . 11
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . 12
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . 14
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . 14

                                    Part III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY  . . . . . . . . . 14
 ITEM 11. EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . . . . . . 14
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . 14
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . 14

                                    Part IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         NCS HealthCare, Inc. (the "Company" or "NCS") is a leading independent provider of pharmacy services to long-term care institutions including skilled nursing facilities, assisted living facilities and other institutional health care settings. The Company purchases and dispenses prescription and non-prescription pharmaceuticals and provides client facilities with related management services, automated medical recordkeeping, drug therapy evaluation and regulatory assistance. The Company also provides a broad array of ancillary health care services to complement its core pharmacy services, including infusion therapy, physical, speech and occupational therapies and nutrition management. The Company is considered to operate principally in one business segment. At June 30, 1996, the Company provided services to approximately 71,250 residents at over 845 facilities located in Ohio, Pennsylvania, Indiana, Michigan, Illinois, New Hampshire, and Maine.

         NCS's strategy is to capitalize on industry trends and Company expertise to strengthen its position as a leading provider of high quality, integrated pharmacy and related services to institutional clients. The Company intends to implement this strategy by identifying and standardizing "best practices," cross marketing its services across its customer base to generate internal growth, utilizing its proprietary technology to deliver information, providing a broad array of ancillary health care services to complement its core pharmacy services and continuing its aggressive acquisition and development program.

         NCS entered the long-term care pharmacy services industry in 1986 with the acquisition of Modern Pharmacy Consultants, Inc. in Northeastern Ohio. Through June 30, 1996, the Company had completed a total of fifteen acquisitions in seven states. Subsequent to June 30, 1996, the Company completed five additional acquisitions. As a result, NCS has expanded its geographic presence into eleven states serving approximately 83,500 residents at over 1,000 facilities.

         On February 14, 1996, the Company issued 4,476,000 shares of Class A Common Stock at $16.50 per share in connection with its initial public offering. A portion of the net proceeds from the stock issuance were used to repay approximately $27,000,000 of outstanding indebtedness under long and short-term borrowings. The remaining proceeds were used to fund business acquisitions.

         On September 27, 1996, the Company issued 3,650,000 shares of Class A Common Stock at $31.00 per share in connection with a public offering. A portion of the net proceeds were used to repay approximately $7,100,000 of outstanding indebtedness under short-term borrowings. The remaining proceeds will be used to fund business acquisitions.

MARKET OVERVIEW

         Institutional pharmacies purchase, repackage and distribute pharmaceuticals to residents of long-term care facilities such as skilled nursing facilities, assisted living facilities and other institutional health care settings. Unlike hospitals, most long-term care facilities do not have on-site pharmacies but depend instead on outside sources to provide the necessary products and services. In response to a changing regulatory environment and other factors, the sophistication and breadth of services required by long-term care facilities have increased dramatically in recent years. Today, in addition to providing pharmaceuticals, institutional pharmacies provide consultant pharmacy services, which include monitoring the control, distribution and administration of drugs within the long-term care facility and assisting in compliance with applicable regulations, as well as therapeutic monitoring and drug utilization review services. With the average long-term care facility patient taking six to eight medications per day, high quality, cost-efficient systems for dispensing and monitoring patient drug regimens are critical. Providing these services places the institutional pharmacy in a central role of influencing the effectiveness and cost of care.

         Based on data from industry sources, the Company estimates that the U.S. market for pharmacy services (including consulting services and related supplies) in long-term care facilities exceeded $3.5 billion in 1994. The Company believes that the market is growing due primarily to two factors. First, the number of long-term care facility residents is rising as a result of both demographic trends and pressures faced by acute care hospitals to discharge patients at earlier stages of recovery. According to the U.S. Bureau of the Census, the number of persons over age 75 increased by approximately 30% from 1980 to 1990. In 1990, 6.1% of the population ages 75 to 84 and 24.5% of the population ages 85 or older received care in long-term care facilities.
The segment of the population over age 85, which comprises the largest percentage of residents at long-term care facilities, is the fastest growing segment of the population and is expected to increase by more than 40% from 1990 to 2000.

         The second factor creating growth in the institutional pharmacy market is the increasing number of medications taken per day by long-term care facility residents. This increase is due to (i) advances in medical technology which have resulted in the availability of new drug therapy regimens and (ii) the generally higher acuity levels of residents as a result of both payors' efforts to have care delivered in the lowest cost setting and the generally older, and consequently sicker, population of long-term care facility residents.

         The Company believes that there are significant consolidation opportunities in the institutional pharmacy market. Prior to the 1970's, pharmacy needs of long-term care facilities were fulfilled by local retail pharmacies. Since then, the pharmacy and information needs of long-term care facilities have grown substantially and regulatory requirements and the reimbursement environment have become more complex. Institutional pharmacy companies, both independent and captive (those owned by an operator of long-term care facilities), are better positioned to meet these changing market demands. As a result, over the past 25 years the proportion of the market served by retail pharmacies has steadily declined, and institutional pharmacies have become the dominant providers of pharmacy services to the long-term care market. Despite this shift, the independent institutional pharmacy market remains highly fragmented. Faced with uncertainties related to health care reform, an increasing need for capital resources and the necessity to provide a wide range of specialized services, a growing number of retail and small institutional pharmacies are seeking to affiliate with, or be acquired by, large institutional pharmacies.

         There are several factors driving the consolidation among providers of long-term care pharmaceutical services. All of these factors relate to the advantages that large institutional providers have over retail and small institutional providers.

             Scale Advantages. Larger pharmacies are able to (i) realize advantages associated with size, including purchasing power, service breadth, more sophisticated sales and marketing programs and formulary management capabilities, (ii) achieve efficiencies in administrative functions and (iii) access the capital resources necessary to invest in critical computer systems and automation.

             Ability to Serve Multi-Site Customers and Managed Care Payors. As a result of their ability to serve long-term care customers with several physical locations, larger pharmacies possess a significant competitive advantage over their smaller counterparts. Additionally, the Company believes that there are significant opportunities for full-service institutional pharmacies with a comprehensive range of services and regional coverage to provide a spectrum of health care products and services to managed care payors.

             Regulatory Expertise and Systems Capabilities. Long-term care facilities are demanding more sophisticated and specialized services from pharmacy providers due, in part, to the implementation in 1990 of the Omnibus Budget Reconciliation Act of 1987 ("OBRA"). The OBRA regulations, which were designed to upgrade and standardize care in nursing facilities, mandated strict new standards relating to planning, monitoring and reporting on the progress of patient care to include, among other things, prescription drug therapy. As a result, long-term care administrators increasingly seek experienced pharmacists and specialized providers with computerized information and documentation systems designed to monitor patient care and control the facilities' and payors' costs.

             Changing Market. The long-term care market is undergoing change as health care reform proposals are considered, cost-containment initiatives are implemented, managed care organizations seek regional coverage and consolidation takes place. Smaller providers are more concerned with, and generally less capable of capitalizing on opportunities created by, these changes.

SERVICES

         The Company has traditionally provided institutional pharmacy and infusion products and services to long-term care facility residents. In recent years, NCS has developed an array of services which address the needs of long-term care facilities to accommodate higher acuity admissions and manage costs. NCS believes that it is one of the few companies capable of offering customers the depth and breadth of these products and services. Approximately 74% of the Company's revenues during fiscal year 1996 were derived from providing pharmacy and consultant pharmacy services to long-term care facilities. An additional 10% of revenues were derived from providing infusion therapy services, 6% were derived from providing other therapies and the remaining 10% were primarily derived from providing various other products and services, including nutrition management, oxygen and Medicare Part B.

         Pharmacy Services. The Company's core business is providing pharmaceutical dispensing services to residents of long-term care facilities and other institutions. The Company purchases, repackages and dispenses prescription and non-prescription medication in accordance with physician orders and delivers such prescriptions at least daily to long-term care facilities for administration to residents by the nursing staffs of these facilities. The Company typically serves facilities within a two hour drive time of its distribution facility and provides 24 hour coverage 365 days per year. As of June 30, 1996 and September 25, 1996, the

Company provided its services from 16 sites in seven states and 24 sites in 11 states, respectively. NCS also provides its services through the management of third party institutional pharmacies.

         Upon receipt of a doctor's order, the information is entered into the Company's management information system, which automatically reviews the order for patient-specific allergies and potentially adverse interactions with other medications the patient is receiving. Following this analysis, a report on each order is produced for review by a Company pharmacist, who performs a prospective drug utilization analysis of the order and, if appropriate, substitutes generic drugs approved for equivalence by the U.S. Food and Drug Administration ("FDA"). In addition, subject to the prescribing physician's approval, the pharmacist may make therapeutic substitutions based on guidelines established by the Company's Therapeutic Formulary Committee.

         NCS provides pharmaceuticals to its clients through a unit dose distribution system. The Company divides the pharmaceuticals received in bulk form from its suppliers into unit dose packages for its customers. The unit dose format is designed to reduce errors, improve control over the distribution of pharmaceuticals and save nursing administration time relative to the bulk systems traditionally used by retail pharmacies.

         At those sites at which the Company's proprietary computer system has been implemented, the Company utilizes its work flow control to improve efficiencies and uses its bar-coding system to enhance safety. Under this system, a bar code label is applied to each unit dose package. In most cases, this step is executed by the Company. At the request of the Company, certain manufacturers have begun to provide pharmaceuticals which are pre-packaged and bar coded. Through bar coding, information relating to the contents and destination of each unit dose package distributed can be automatically entered into the Concord system. This bar code technology enables the Company to monitor pharmaceuticals throughout the production and distribution process, thereby reducing errors, improving pharmacy control and enhancing production efficiency.

         As an additional service, NCS furnishes its clients with information captured by its computerized medical records and documentation system. This system captures patient care information which is used to create monthly management and quality assurance reports. The Company believes that this system of information management, combined with the unit dose delivery system, improves the efficiency and controls in nursing administration and reduces the likelihood of drug-related adverse consequences.

         Consultant Pharmacy Services. Federal and state regulations mandate that long-term care facilities improve the quality of patient care by retaining consultant pharmacist services to monitor and report on prescription drug therapy. The OBRA legislation implemented in 1990 seeks to further upgrade and standardize health care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy as well as facility-wide drug usage. Noncompliance with these regulations may result in monetary sanctions as well as the potential loss of the facility's ability to participate in Medicare and Medicaid reimbursement programs.

         NCS provides consulting services that help clients comply with federal and state regulations applicable to long-term care facilities. The Company's services include: (i) reviewing each patient's drug regimen to assess the appropriateness and efficacy of drug therapies, including a review of the patient's medical records, monitoring drug reactions to other drugs or food, monitoring lab results and recommending alternate therapies or discontinuing unnecessary drugs; (ii) participating on the Pharmacy and Therapeutics, Quality Assurance and other committees of the Company's clients; (iii) inspecting medication carts and storage rooms each month; (iv) monitoring and reporting monthly on facility-wide drug usage and drug administration systems and practices; (v) developing and maintaining the client's pharmaceutical policy and procedure manuals; and (vi) assisting the long-term care facility in complying with state and federal regulations as they pertain to patient care.

         Additionally, NCS offers a specialized line of consulting services which help long-term care facilities enhance care and reduce and contain costs as well as comply with state and federal regulations. Under this service line, the Company provides: (i) data required for OBRA and other regulatory purposes, including reports on psychotropic drug usage (chemical restraints), antibiotic usage (infection control) and other drug usage; (ii) plan of care programs which assess each patient's state of health upon admission and monitor progress and outcomes using data on drug usage as well as dietary, physical therapy and social service inputs; (iii) counseling related to appropriate drug usage and implementation of drug protocols; (iv) on-site educational seminars for the long-term care facilities' staff on topics such as drug information relating to clinical indications, adverse drug reactions, drug protocols and special geriatric considerations in drug therapy, information and training on intravenous drug therapy and updates on OBRA and other regulatory compliance issues; (v) mock regulatory reviews for nursing staffs; and (vi) nurse consultant services and consulting for dietary, social services and medical records.

         Infusion Therapy. Infusion therapy is the intravenous delivery of medication. The Company's infusion therapy services include pain management, antibiotic therapy and chemotherapy for long-term care residents and home care patients. NCS received Joint Commission on the Accreditation of Healthcare Organizations accreditation at four sites and accreditation with commendation at another site. NCS prepares the product to be administered and delivers the product to the long-term care facility for administration by the nursing staff. Because the proper administration of infusion therapy requires a highly trained nursing staff, the Company provides education and certification programs to its clients in order to assure proper staff training and compliance with regulatory requirements. NCS believes that, by enhancing the ability of client facilities to administer infusion therapies, these programs have led to a greater use of infusion therapies throughout the Company's long-term care facility customer base.

         Other Therapies. In 1993, the Company began providing physical, speech and occupational therapy services. The Company currently provides these services to residents of 26 long-term care facilities.

         Nutrition Management. NCS assists long-term care facilities in menu planning, purchasing and managing their dietary operations. Because the food service area is typically one of the principal areas of regulatory violations, this is an area of critical concern to long-term care facility operators. Currently, NCS provides this service to over 160 long-term care facility customers.

         Other. The Company also provides long-term care facilities with pharmaco-psychiatric services, recommending the appropriate treatment and dosage amounts for behavioral syndromes and psychiatric illnesses of geriatric residents as well as counseling and assistance with regulatory compliance in connection with such services. Additional services offered by the Company include assistance in complying with regulations concerning healthy and sanitary environments. The Company also assists its customers with various regulatory compliance matters and products and services relating to durable medical equipment ("DME"), oxygen and Medicare Part B products and services. Finally, NCS offers specialized educational services that aid facilities in the training of their staffs. These services include surveys to prepare facilities for state reviews and training on appropriate nursing techniques in infusion therapy, wound care management and restorative nursing.

FORMULARY MANAGEMENT

         NCS employs formulary management techniques designed to assist physicians in making the best clinical choice of drug therapy for patients at the lowest cost. Under the Company's formulary programs, NCS pharmacists assist prescribing physicians in designating the use of particular drugs from among therapeutic alternatives (including generic substitutions) and in the use of more cost-effective delivery systems and dose forms. The formulary takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the elderly population of long-term care facilities. The Company's formulary guidelines also provide relative pharmaceutical cost information to residents, their insurers or other payors of the pharmacy bill.

         Successful implementation of formulary guidelines is dependent upon close interaction between the pharmacist and the prescribing physician. NCS seeks to attract and retain highly trained clinical pharmacists and encourages their active participation in the caring for residents of long-term care facilities, including consultation with the facilities' medical staff and other prescribing physicians, to increase the likelihood that the most efficacious, safe and cost-effective drug therapy is prescribed. The Company's formulary program is directed by the NCS Formulary Committee, which is comprised of ten pharmacists and two purchasing managers. The NCS Formulary Committee is responsible for establishing protocols and procedures for evaluating alternative drug therapies. To facilitate adherence to the Company's formulary guidelines, NCS annually publishes the NCS Formulary Guide, which presents the findings and recommendations of the NCS Formulary Committee as well as reimbursement information. The Company believes that adherence to the NCS formulary guidelines improves drug therapy results, lowers costs for residents and strengthens the Company's purchasing power with pharmaceutical manufacturers.

ACQUISITION PROGRAM

         The Company believes that through consolidation of other institutional pharmacies it can provide a broad array of high quality pharmacy and related services in a cost effective manner. Acquisition and effective integration can result in efficiencies in service delivery, management, marketing, information systems and administrative functions, substantial increases in purchasing leverage, particularly with respect to drug purchases, the ability to provide a broad range of ancillary services complementary to the Company's core pharmacy services and the geographic scope necessary to service multi-facility customers and market to managed care payors.

         NCS targets acquisition candidates with strong management, a demonstrated capacity for growth and opportunities to realize efficiencies through consolidation and integration. The Company's philosophy is to create an environment that maintains the importance of the entrepreneur in such key areas as dispensing, consulting, marketing and customer service while consolidating formulary management, purchasing, administration and information systems. Central to the Company's integration strategy is implementation of NCS's proprietary information systems, which improve communications between the Company's sites and permit comparison of results, facilitating the identification of "best practices." NCS further targets acquisition candidates with management who intend to continue to participate in the operation of the business but believe that there are more substantial opportunities in being involved in a larger organization. The Company has historically included equity in NCS as a component of the purchase price for an acquired company in order to align the interests of the acquired company's management with those of NCS. The Company typically values acquisition candidates based on number of beds served, business mix, quality of management and whether the target is a regional hub or a "fold-in."

         NCS typically targets three classes of entities for acquisition, each with its distinct economic profile and opportunities for value creation. The first class of acquisitions consists of larger institutional pharmacies located in markets not currently served by NCS. These acquisitions give the Company an immediate point of entry into a new geographic market and provide a regional hub for distribution. The second class consists of smaller companies that are located near a current hub. These "fold-in" acquisitions are usually consolidated with the larger hub, increasing market share without increasing overhead. The third class consists of those companies that offer service extension opportunities.

MANAGEMENT INFORMATION SYSTEMS

         The Company has developed a proprietary management information system, Concord, which it employs as a pharmacy and information management system.
Many institutional pharmacy companies utilize noncustomized information systems with limited capabilities while other companies maintain multiple systems as a result of acquisitions of companies with different systems. NCS developed Concord to integrate and support the Company's locations and achieve customer specific functionality and flexibility while retaining the ability to generate standardized information for use by the Company. NCS believes that by developing a customized and uniform system, it is better able to provide detailed information to its customers and third party payors. Concord provides the Company's pharmacists with computerized access to medication administration records, physician order sheets and treatment records for each long-term care facility resident. Concord also improves the pharmacists' control over the review of prescriptions for safety and the dispensing of patient doses by giving pharmacists access to data regarding drug interactions and contraindications, providing patient medication profiles and providing updated information on allergies which the pharmacist can use to calculate accurately dosages for drugs that have a high potential for toxicity and therefore cannot be given in standard doses. Concord also is an integral part of the implementation of the Company's bar code system. The Company believes that Concord's computerized documentation system, in combination with NCS's unit dose drug delivery and bar coding systems, result in greater efficiency in nursing time, improved control, reduced waste in the facility and lower error rates in both dispensing and administration. These benefits enhance drug efficacy and result in fewer drug-related adverse consequences.

         In addition, Concord captures patient charges, manages drug purchasing and coordinates formulary management, financial reporting and controls and work flow analysis. The Company believes that through its centralized information systems, "best practices" are more easily identified and standardized and acquisitions are more readily integrated. NCS intends to use Concord's ability to compile utilization, cost and outcome data as a competitive advantage in marketing to managed care companies.

         Concord has been developed over a period of four years and is supported by four on-site programmers, a full-time corporate staff of 21 employees and several outside consultants. The Company believes that this system will facilitate a unified NCS culture through improved site-to-site communication and will enhance the Company's ability to deliver high quality, standardized services throughout its geographic market. To date, six of the Company's largest distribution facilities, representing approximately 63% of the Company's pharmacy revenues, have been converted to Concord.

SALES AND MARKETING

         In marketing to existing customers, NCS has organized the selling efforts of each formerly independent location into a single sales force consisting of 17 field service representatives, four sales managers and five internal sales personnel. All field sales representatives are trained in each of the Company's products and services and sell these services throughout their respective geographic territories. A typical territory consists of approximately 250 long-term care facilities, and the salesperson follows an eight week call cycle. These individuals are paid base salaries with commissions comprising 25% to 50% of a successful salesperson's compensation. The Company believes that long-term care facilities change institutional pharmacies fairly infrequently, but when a change is made, it is generally the result of a competitor's ability to offer better service or a broader array of products and services.

PURCHASING

         NCS purchases pharmaceuticals primarily from AmeriSource Health Corporation, a national wholesale distributor, with whom it has negotiated a prime vendor contract, and directly from certain pharmaceutical manufacturers. The Company also is a member of industry buying groups that contract with manufacturers for volume-based discounted prices which are passed through to the Company by its wholesale distributor. The Company has numerous sources of supply available to it and has not experienced any difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of its business.

CUSTOMERS

         At June 30, 1996, NCS had contracts to provide services to approximately 71,250 residents in over 845 facilities. These contracts, as is typical in the industry, are generally for a period of one year but are terminable by either party for any reason upon thirty days' written notice. As of June 30, 1996, no individual customer or market group represents more than 5% of the total sales of the Company's institutional pharmacy business.

COMPETITION

         Competition among providers of pharmacy services to long-term care facilities is intense, both regionally and nationally. The Company believes that it is one of the top three independent institutional pharmacies in the country. Institutional pharmacies compete principally on the basis of service levels and service breadth. In its program of acquiring institutional pharmacy providers, NCS competes with several other companies with similar acquisition strategies, some of whom may have greater resources than the Company.

REIMBURSEMENT AND BILLING

         As is generally the case for long-term care facility services, NCS receives payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), private third-party insurers and long-term care facilities. For the fiscal year ended June 30, 1996, the Company's payor mix was approximately 37% Medicaid, 3% Medicare, 21% private pay, 5% third party insurance and 34% long-term care facilities, including amounts for which the long-term care facility receives reimbursement under Medicare Part A. Medicare and Medicaid are highly regulated. The failure of NCS and/or its client institutions to comply with applicable reimbursement regulations could adversely affect the Company's business.

         Private Pay. For those residents who are not covered by government-sponsored programs or private insurance, NCS generally bills the patient or the patient's insurer or other responsible party on a monthly basis. Depending upon local market practices, NCS may alternatively bill private residents through the long-term care facility. Pricing for private pay residents is based on prevailing regional market rates or "usual and customary" charges.

         Medicaid. The Medicaid program is a federal-state cooperative program designed to enable states to provide medical assistance to aged, blind or disabled individuals, or to members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services. State participation in the Medicaid program is voluntary. To become eligible to receive federal funds, a state must submit a Medicaid "state plan" to the Secretary of HHS for approval. The federal Medicaid statute specifies a variety of requirements which the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration. For residents eligible for Medicaid, the Company bills the individual state Medicaid program. Medicaid programs are funded jointly by the federal government and individual states and are administered by the states. The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by the Health Care Financing Administration and applicable federal law. Federal regulations and the regulations of certain states establish "upper limits" for reimbursement for prescription drugs under Medicaid. In most states pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. In addition, most states establish a fixed dispensing fee which is adjusted to reflect associated costs on an annual or less frequent basis.

         State Medicaid programs generally have long-established programs for reimbursement which have been revised and refined over time and have not had a material adverse effect on the pricing policies or receivables collection for long-term care facility pharmacy services. Any future changes in such reimbursement programs or in regulations relating thereto, such as reductions in the allowable reimbursement levels or the timing of processing of payments, could adversely affect the Company's business. The annual increase in the federal share would vary from state to state based on a variety of factors. Such provisions, if ultimately signed into law, could adversely affect the Company's business.

         Medicare. The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over or for certain individuals who are disabled. The Medicare program consists of two parts:
Medicare Part A, which covers, among other things, inpatient hospital, skilled long-term care facility, home health care and certain other types of health care services; and Medicare Part B, which covers physicians' services, outpatient services and certain items and services provided by medical suppliers. Medicare Part B also covers a limited number of specifically designated prescription drugs. Medicare Part A requires long-term care facilities to submit all of their costs for patient care, including pharmaceutical costs, in a unified bill. Thus, fees for pharmaceuticals provided to Medicare Part A patients are paid to the Company by the long-term care facility on a monthly basis. Pricing is consistent with that of private pay residents or is set between private pay rates and Medicaid minimums. Medicare Part A has a cost-sharing arrangement under which beneficiaries must pay a portion of their costs. These non-covered co-payments are billed by the facility directly to residents or the state Medicaid plan, as the case may be.

         Medicare Part B provides benefits covering, among other things, outpatient treatment, physicians' services, durable medical equipment ("DME"), orthotics, prosthetic devices and medical supplies. Products and services covered for Medicare Part B eligible residents in the long-term care facility include, but are not limited to, enteral feeding products, ostomy supplies, urological products, orthotics, prosthetics, surgical dressings, tracheostomy care supplies and a limited number of other medical supplies. All claims for DME, prosthetics, orthotics, prosthetic devices, including enteral therapy and medical supplies ("DMEPOS") are submitted to and paid by four regional carriers known as Durable Medical Equipment Regional Carriers ("DMERCs"). The DMERCs establish coverage guidelines, allowable utilization frequencies and billing procedures for DMEPOS. Payment is based on a fee schedule, which varies depending on the state in which the patient receiving the items resides. Payments for Medicare Part B products to eligible suppliers, which include long-term care facilities and suppliers such as NCS, are made on a per-item basis directly to the supplier. In order to receive Medicare Part B reimbursement payments, suppliers must meet certain conditions set by the federal government. NCS, as an eligible supplier, either bills Medicare directly for Part B covered products for each patient or, alternatively, assists the long-term care facility in meeting Medicare Part B eligibility requirements and prepares bills on behalf of the facility. For Part B services, such as physical, speech and occupational therapy, long-term care facilities bill Medicare for reimbursement of the amounts paid to NCS for these services. Medicare limits such reimbursement to the reasonable amount that would have been paid if provider employees had furnished the services. To date, Medicare has published "salary equivalency guidelines" for physical and respiratory therapy services. Medicare does not currently have salary equivalency guidelines for other therapy services, but may disallow payment for rates that substantially exceed rates paid for such services by other providers in the same area. Moreover, Medicare is likely to issue salary equivalency guidelines for occupational and speech therapy services in the near future. Medicare Part B also has an annual deductible as well as a co-payment obligation on behalf of the patient, and the portion not covered by Medicare is billed directly to the patient or appropriate secondary payor.

         Third-Party Insurance. Third-party insurance includes funding for residents covered by private plans, veterans' benefits, workers' compensation and other programs. The resident's individual insurance plan is billed monthly and rates are consistent with those for other private pay residents.

         Long-Term Care Facilities. In addition to occasional private patient billings and those related to drugs for Medicare eligible residents, long-term care facilities are billed directly for consulting services, certain over-the-counter medications and bulk house supplies.

GOVERNMENT REGULATION

         Institutional pharmacies, as well as the long-term care facilities they service, are subject to extensive federal, state and local laws and regulations. These laws and regulations cover required qualifications, day-to-day operations, reimbursement and the documentation of activities. NCS continuously monitors the effects of regulatory activity on its operations.

         Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within that state be licensed by the state board of pharmacy. The Company currently has pharmacy licenses in each of the states in which it operates a pharmacy. In addition, the Company's pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

         Long-term care facilities are also separately required to be licensed in the states in which they operate and, if serving Medicaid or Medicaid patients, must be certified to ensure compliance with applicable program participation requirements. Long-term care facilities are also subject to the long-term care facility reforms of OBRA, which impose strict compliance standards relating to the quality of care for long-term care operations, including vastly increased documentation and reporting requirements. In addition, pharmacists, nurses and other health professionals who provide services on the Company's behalf are in most cases required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct.

         Federal and State Laws Affecting The Repackaging, Labeling and Interstate Shipping of Drugs. Federal and state laws impose certain repackaging, labeling and package insert requirements on pharmacies that repackage drugs for distribution beyond the regular practice of dispensing or selling drugs directly to patients at retail. A drug repackager must register with the FDA. The Company believes that it holds all required registrations and licenses and that its repackaging operations are in compliance with applicable state and federal requirements.

         Medicare and Medicaid. For an extensive period of time, the long-term care facility pharmacy business has operated under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

         The Medicare program establishes certain requirements for participation of providers and suppliers in the Medicare program. Pharmacies are not subject to such certification requirements. Skilled long-term care facilities and suppliers of DMEPOS, however, are subject to specified standards. Failure to comply with these requirements and standards may adversely affect an entity's ability to participate in the Medicare program and receive reimbursement for services provided to Medicare beneficiaries. See "--Reimbursement and Billing."

         Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given broad authority, subject to certain standards, to limit or to specify conditions as to the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice. These standards include general requirements relating to patient counseling and drug utilization review and more specific requirements for long-term care facilities relating to drug regimen reviews for Medicaid patients in such facilities. Recent regulations clarify that, under federal law, a pharmacy is not required to meet the general standards for drugs dispensed to long-term care facility residents if the long-term care facility complies with the drug regimen review requirements. However, the regulations indicate that states may nevertheless require pharmacies to comply with the general standards, regardless of whether the long-term care facility satisfies the drug regimen review requirement, and the states in which the Company operates currently require its pharmacies to comply therewith. Third, federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid residents. See "--Reimbursement and Billing--Medicaid."

         In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs which may affect the Company's operations. For example, some states have enacted "freedom of choice" requirements which prohibit a long-term care facility from requiring its residents to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the long-term care facility. Such limitations may increase the competition which the Company faces in providing services to long-term care facility patients.

         Referral Restrictions. The Company is subject to federal and state laws which govern financial and other arrangements between health care providers. These laws include the federal anti-kickback statute, which was originally enacted in 1977 and amended in 1987, and which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by Medicare or Medicaid. Violations of these laws may result in fines, imprisonment and exclusion from the Medicare and Medicaid programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes to apply if "one purpose" of remuneration is to induce referrals or other conduct within the statutes.

         Federal regulations establish "Safe Harbors," which give immunity from criminal or civil penalties to parties in good faith compliance. While the failure to satisfy all the criteria for a specific Safe Harbor does not necessarily mean that an arrangement violates the federal statute, the arrangement is subject to review by the HHS Office of Inspector General ("OIG"), which is charged with administering the federal anti-kickback statute. Currently, there are no procedures for obtaining binding interpretations or advisory opinions from the OIG on the application of the federal anti-kickback statute to an arrangement or its qualification for a Safe Harbor upon which the Company can rely. However, on August 21, 1996, the President signed into law the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). Beginning January 1, 1997, the Secretary of Health and Human Services will be required under the HIPAA to issue written advisory opinions regarding the applicability of certain aspects of the anti-kickback statute to specific arrangements or proposed arrangements. Advisory opinions will be binding as to the Secretary and the party requesting the opinion.

         The OIG has issued "Fraud Alerts" identifying certain questionable arrangements and practices which it believes may implicate the federal anti-kickback statute. The OIG has issued a Fraud Alert providing its views on certain joint venture and contractual arrangements between health care providers. The OIG has recently issued a Fraud Alert concerning prescription drug marketing practices that could potentially violate the federal anti-kickback statute. Pharmaceutical marketing activities may implicate the federal anti-kickback statute because drugs are often reimbursed under the Medicaid program. According to the Fraud Alert, examples of practices that may implicate the statute include certain arrangements under which remuneration is made to pharmacists to recommend the use of a particular pharmaceutical product. In addition, a number of states have recently undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arise under state consumer protection laws which generally prohibit false advertising, deceptive trade practices and the like. Further, a number of the states involved in these enforcement actions have requested that the FDA exercise greater regulatory oversight in the area of pharmaceutical promotional activities by pharmacists. It is not possible to determine whether the FDA will act in this regard or what effect, if any, FDA involvement would have on the Company's operations.

         The Company believes its contract arrangements with other health care providers, its pharmaceutical suppliers and its pharmacy practices are in compliance with these laws. There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with the Company's interpretation and application.

         Environmental Matters. In operating its facilities, NCS makes every effort to comply with environmental laws. No major difficulties have been encountered in effecting compliance. In addition, no material capital expenditures for environmental control facilities are expected. While the Company cannot predict the effect which any future legislation, regulations or interpretations may have upon its operations, it does not anticipate any changes that would have a material adverse impact on its operations.

EMPLOYEES

         As of June 30, 1996, the Company had approximately 900 full-time employees. None of the employees are represented by a union. The Company considers relations with its employees to be good.

ITEM 2.  PROPERTIES

         The Company presently maintains its executive offices in approximately 3,000 square feet of space in Beachwood, Ohio pursuant to a ten-year lease with an unaffiliated third party at an annual rental of approximately $96,000. NCS currently considers this space to be sufficient for its corporate headquarters operations.

         As of June 30, 1996, the Company leased or owned 18 properties in ten states with a total square feet ranging in size from approximately 1,200 square feet to approximately 38,000 square feet. The terms of the leases relating to these properties vary in length remaining, from one month to nine years and, in some cases, include options to extend. For information concerning the Company's rental obligations, see Note 4 (Operating Leases) of the Notes to Consolidated Financial Statements, which is set forth at Exhibit 13.1 to this Form 10-K Annual Report.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings incidental to the conduct of its business. The Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY*

         The name, age and positions of each of the Company's executive officers are as follows:

                  Name                           Age     Position
                  ----                           ---     --------
                  Jon H. Outcalt                  60     Chairman of the Board of Directors
                  Kevin B. Shaw                   39     President, Chief Executive Officer
                  Phyllis K. Wilson               55     Executive Vice President
                  Jeffrey R. Steinhilber          39     Senior Vice President and Chief Financial Officer
                  Norman D. Leibow                64     Senior Vice President
                  William B. Byrum                52     Vice President - Corporate Development

*Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

         Jon H. Outcalt, chairman of the Board, is a founding principal of NCS and has served as Chairman of the Board since 1986. He was a Senior Vice President of Alliance Capital Management L.P., a global investment management company, from 1975 to December 1995. Mr. Outcalt serves on the Board of Directors of Capitol American Financial Corporation, a specialty insurance provider, Myers Industries, Inc., a manufacturer of plastic and rubber parts for the automotive and other industries, and Ohio Savings Financial Corporation, a savings and loan holding company. He is a graduate of Trinity College (B.A.) and the Wharton Graduate School of Business (M.B.A.).

         Kevin B. Shaw, President, Chief Executive Officer and a Director of the Company, is a founding principal of NCS and has served as President, Secretary and a Director of the Company since 1986 and as Chief Executive Officer since December 1995. Prior to joining the Company, he was employed by McKinsey & Company and Owens Corning Fiberglas. Mr. Shaw is a graduate of Harvard College (B.A.) and Stanford Graduate School of Business (M.B.A.).

         Phyllis K. Wilson, R.PH., Executive Vice President and a Director of the Company since November, 1993, is the founder of NCS's Columbus, Ohio operation and heads the corporate and support functions of the Company. From 1989 to June 1995, she was responsible for corporate development and oversaw the Company's Ohio and Michigan operations. She is past President of the Ohio State Board of Pharmacy and served on the Board from 1980 to 1984. Ms. Wilson is a founding member of the American Society of Consultant Pharmacists and is a graduate of Ohio State University with a B.S. in Pharmacy.

         Jeffrey R. Steinhilber, Senior Vice President and Chief Financial Officer of the Company, joined NCS in August 1994. From 1988 to July 1994, Mr. Steinhilber was the Chief Financial Officer of Austin Powder Company. He is a graduate of Duke University (B.A.) and Northwestern Graduate School of Business (M.B.A.).

         Norman D. Leibow, Senior Vice President of the Company since 1986, was the founder of Modern Pharmacy Consultants, which was acquired by the Company in 1986. He is past President of the Ohio State Board of Pharmacy and served on the Board from 1984 to 1992. Mr. Leibow graduated from Ohio State University with a B.S. in Pharmacy.

         William B. Byrum, Vice President--Corporate Development of the Company, joined the Company in September 1995. From April 1993 to September 1995, Mr. Byrum was President and Chief Executive Officer of Corinthian Healthcare Systems, Inc., prior to its acquisition by the Company. From 1991 to April 1993, he was Vice President of Development (Acquisitions) for Hook-SupeRx, Inc. Prior to 1991, Mr. Byrum was Vice President, Store Operations at the Hook Drug Division of Hook-SupeRx, Inc., serving in various management positions. Mr. Byrum is a graduate of Purdue University with a B.S. in Pharmacy.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Class A Common Stock is traded on the Nasdaq National Market under the symbol NCSS. The Class A Common Stock was initially offered to the public on February 14, 1996 at a price of $16.50 per share and commenced trading on The Nasdaq Stock Market, Inc. on that date. The following table sets forth, for the fiscal year ended June 30, 1996, the high and low sale prices per share for the Class A Common Stock, as reported on the Nasdaq National Market. These prices do not include retail markups, markdowns or commission.

                                                                                           HIGH         LOW
                                                                                         --------      -------

         Third Quarter (from February 14, 1996) . . . . . . . . . . . . . . . . . . .       $26.50       $20.00
         Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        34.50        24.50

         On September 26, 1996, the last sale price of the Class A Common Stock as reported by Nasdaq was $31 5/16 per share. As of September 25, 1996, there were approximately 225 holders of record of the Class A Common Stock.

         The Company has never declared or paid cash dividends on its Class A Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any dividends in the foreseeable future. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion.

ITEM 6.  SELECTED FINANCIAL DATA

                                                   YEAR ENDED JUNE 30,
                                    ------------------------------------------------
                                      1992     1993      1994      1995       1996
                                    -------   -------   -------   -------   --------
                                      (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Revenues                            $28,478   $33,620   $48,205   $65,602   $113,281
Cost of revenues                     21,106    24,646    34,288    46,570     82,415
                                    -------   -------   -------   -------   --------
Gross profit                          7,372     8,974    13,917    19,032     30,866
Selling, general and
  administrative expenses             5,964     7,037    10,531    14,539     22,236
Special compensation (1)                 --        --        --        --      2,811
                                    -------   -------   -------   -------   --------
Operating income                      1,408     1,937     3,386     4,493      5,819
Interest expense, net                    59       428       525     1,089      1,611
                                    -------   -------   -------   -------   --------
Income before income taxes            1,349     1,509     2,861     3,404      4,208
Income tax expense                      632       696     1,327     1,536      1,852
                                    -------   -------   -------   -------   --------
Net income                          $   717   $   813   $ 1,534   $ 1,868   $  2,356
                                    =======   =======   =======   =======   ========
Net income per share                $  0.11   $  0.13   $  0.24   $  0.28   $   0.26
                                    =======   =======   =======   =======   ========
Shares used in the computation        6,303     6,303     6,424     6,764      8,971
                                    =======   =======   =======   =======   ========


                                                   YEAR ENDED JUNE 30,
                                    ------------------------------------------------
                                      1992     1993      1994      1995       1996
                                    -------   -------   -------   -------   --------
                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents           $   85    $  577    $  384    $   286   $ 21,460
Working capital                      2,644     1,383     5,920     10,616     48,336
Total assets                         6,812     8,651    15,556     38,595    110,668
Long-term debt, excluding
  current portion                    1,897     1,575     4,608     18,505      1,961
Convertible subordinated
  debentures                            --        --        --      1,900      6,549
Stockholders' equity                   613     1,426     4,173      8,117     91,100

(1) Represents a one-time, non-recurring charge in connection with the termination of certain compensation and performance incentive arrangements with the prior owners of certain acquired businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The information required by this item is set forth at Exhibit 13.1 to be provided in the 1996 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth at Exhibit 13.1 to be provided in the 1996 Annual Report to Stockholders, which is incorporated herein by reference.

         Quarterly results of operations for the year ended June 30, 1996 are included in Note 9 of the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information regarding Directors appearing under the caption "Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on November 11, 1996 (the "1996 Proxy Statement") is incorporated herein by reference. Information required by this item as to the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 1996 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to "Executive Compensation" in the 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to "Stock Ownership of Principal Holders and Management" in the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To the extent applicable the information required by this item is incorporated herein by reference to "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the 1996 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Form 10-K:

         1.     Financial Statements

                        Report of Independent Auditors

                        Consolidated Balance Sheets at June 30, 1995 and 1996

                        Consolidated  Statements of Income for each of the
                         three years in the period ended June 30, 1996

                        Consolidated Statements of Stockholders' Equity for
                         each of the three years in the period ended June 30,
                         1996

                        Consolidated Statements of Cash Flows for each of the
                         three  years in the period ended June 30, 1996

                        Notes to Consolidated Financial Statements

         2.     Financial Statement Schedules

                All financial statement schedules for the Company and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

         3.     Exhibits

                See the Index to Exhibits at page E-1 of this Form 10-K.

(b)      Reports on Form 8-K

                No Reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K other than the following:

             Current Report on Form 8-K, dated May 15, 1996, reporting under
             Item 2 the Company's acquisition of Uni-Care Health Services, Inc. and Uni-Care Health Services of Maine, Inc.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        NCS HEALTHCARE, INC.


                                        By: /s/ Jon H. Outcalt
                                           ---------------------------
                                           Jon H. Outcalt
                                           Chairman of the Board of Directors
Date:  September 30, 1996


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                 Signature                                          Title
                 ---------                                          -----
/s/ Jon H. Outcalt                                 Chairman of the Board of Directors
- -----------------------------------
Jon H. Outcalt


/s/ Kevin B. Shaw                                  President, Chief Executive Officer and Director
- -----------------------------------                         (Principal Executive Officer)
Kevin B. Shaw


/s/ Jeffrey R. Steinhilber                         Chief Financial Officer (Principal Financial and
- -----------------------------------                         Accounting Officer)
Jeffrey R. Steinhilber


/s/ A Malachi Mixon                                Director
- -----------------------------------
A. Malachi Mixon III


/s/ Boake A. Sells                                 Director
- -----------------------------------
Boake A. Sells


/s/ James B. Naylor                                Director
- -----------------------------------
James B. Naylor


/s/ Richard L. Osborne                             Director
- -----------------------------------
Richard L. Osborne


/s/ Phyllis K. Wilson                              Director
- -----------------------------------
Phyllis K. Wilson


Date:  September 30, 1996

                                EXHIBIT TO INDEX

EXHIBIT                                                                                             SEQUENTIAL
  NO.                                                 DESCRIPTION                                      PAGE
- -------                                               -----------                                   ----------

   2.1   Stock Purchase Agreement, dated May 15, 1996, by and among the Company and the owners of capital stock of Uni-Care Health Services, Inc. and Uni-Care Health
         Services of Maine, Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (A)

   2.2   Asset Purchase Agreement, dated as of July 31, 1996, by and among the Company,
         NCS HealthCare of Oregon, Inc., IPAC Pharmacy, Inc. and Prestige Care, Inc.  . . .             (B)

   2.3   Agreement of Merger, dated August 13, 1996, by and among the Company, Northside
         Pharmacy, Inc., Willis V. Smith, The Willis Vernon Smith Unitrust, dated as of
         August 8, 1996, Charles Oliver and NCS HealthCare of Oklahoma, Inc.  . . . . . . .             (C)

   2.4   Asset Purchase Agreement, dated August 13, 1996, by an among NCS HealthCare of ]
         Oklahoma, Inc., an Oklahoma corporation, Med-Equip Homecare Equipment Service,
         Inc., an Oklahoma corporation Gail Benjamin, Willis V. Smith and John Tarr . . . .             (C)

   2.5   Asset Purchase Agreement, dated August 13, 1996, by and among Thrifty Medical of
         Tulsa, L.L.C., an Oklahoma limited liability company, Willis V. Smith, Charles
         Oliver and NCS HealthCare of Oklahoma, Inc., an Oklahoma corporation   . . . . . .             (C)

   2.6   Stock Purchase Agreement, dated August 13, 1996, by and among the Willis Vernon
         Smith Unitrust Dated August 8, 1996, Charles Oliver, Willis V. Smith and the
         Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (C)

   3.1   Amended and Restated Certificate of Incorporation of the Company . . . . . . . . .             (E)

   3.2   Amended By-Laws of the Company . . . . . . . . . . . . . . . . . . . . . . . . . .             (E)

   4.1   Specimen certificate of the Company's Class A Common Stock . . . . . . . . . . . .             (E)

   4.2   Specimen certificate of the Company's Class B Common Stock . . . . . . . . . . . .             (E)

   4.3   Commercial Demand Note dated November 1, 1995  . . . . . . . . . . . . . . . . . .             (D)

* 10.1   Deferred Compensation Agreement, dated as of January 1, 1994, by and between Modern
         Pharmacy Consultants, Inc. and Phyllis K. Wilson . . . . . . . . . . . . . . . . .             (E)

* 10.2   1996 Long Term Incentive Plan  . . . . . . . . . . . . . . . . . . . . . . . . . .             (E)

* 10.3   Aberdeen Group, Inc. 1995 Amended and Restated Employee Stock Purchase
         and Option Plan  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (E)

* 10.4   Amended and Restated Stock Option Agreement, dated as of December 3, 1993,
         by and between Aberdeen Group, Inc. and Richard L. Osborne  . . . . . . . . . . .              (E)

* 10.5   Amended and Restated Stock Option Agreement, dated as of December 29, 1994,
         by and between Aberdeen Group, Inc. and Jeffrey R. Steinhilber . . . . . . . . . .             (E)

  10.6   Lease Agreement, dated as of July 16, 1990, by and among Crow-O'Brien-Woodhouse
         I Limited Partnership, Aberdeen Group, Inc. and Van Cleef Properties, Inc.   . . .             (E)

  10.7   Lease Agreement, dated as of January 1, 1996, by and between PR Realty and
         Nursing Center Services, Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . .             (E)

  10.8   Industrial Lease Agreement dated as of May 28, 1993 by and between Industrial
         Developments International, Inc. and Corinthian Pharmaceutical Systems, Inc. . . .             (E)

  10.9   Lease Agreement, dated as of January 17, 1995, by and among Calvin Hunsicker,
         Brenda Hunsicker and Aberdeen Group, Inc.  . . . . . . . . . . . . . . . . . . . .             (E)

 10.10   Form of Indemnity Agreement by and between the Company and each of its Directors
         and Executive Officers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (E)

*10.11   Employment and Noncompetition Agreement, dated as of September 1, 1996, by and
         between Aberdeen Group, Inc. and William B. Bryum  . . . . . . . . . . . . . . . .             (D)



Exhibit                                                                                             Sequential
  No.                                                 Description                                      Page
- -------                                               -----------                                   ----------



11.1     Statement regarding computation of net income (loss) per common share  . . . . . .

13.1     Financial information to be provided in the 1996 Annual Report to Stockholders . .

21.1     Subsidiaries of the Company  . . . . . . . . . . . . . . . . . . . . . . . . . . .

27.1     Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

____________________

* Management contract or compensatory plan or arrangement identified pursuant to Item 14(c) of this Form 10-K.

(A) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report in Form 8-K, dated May 15, 1996 (File No. 0-027602).

(B) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report in Form 8-K, dated August 1, 1996 (File No. 0-027602).

(C) Incorporated herein by reference to appropriate exhibit to the Company's Current Report on Form 8-K, dated August 15, 1996 (File No. 0- 027602).

(D) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-1 declared effective on September 26, 1996 (Reg. No. 333-11251).

(E) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-1 declared effective on February 13, 1996 (Reg. No. 333-8045).