Form 10-Q
period 1996-09-30
NCS HEALTHCARE INC
filed 1996-11-14
CIK 1004990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996

Commission File Number-   027602
                          ------

                              NCS HealthCare, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                               No.    34-1816187
-------------------------------           ------------------------------------
(State or other jurisdiction of           (IRS employer identification number)
incorporation or organization)

3201 Enterprise Parkway, Suite 220, Beachwood, Ohio  44122
----------------------------------------------------------
 (Address of principal executive offices and zip code)


               (216) 514-3350
----------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant:

1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

2)   has been subject to such filing requirement for the past 90 days.

Yes  X   No
   -----   -----

Common Stock Outstanding
------------------------

Indicate the number of shares outstanding of each of the Issuers' classes of common stock, as of the latest practical date.

Class A Common Stock, $ .01 par value -- 10,471,328 shares as of November 7,
1996
Class B Common Stock, $ .01 par value -- 6,379,098 shares as of November 7, 1996

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                                                  Page
                                                                                                  ----
Part I.  Financial Information:

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
               September 30, 1996 and June 30, 1996                                                 3

         Condensed Consolidated Statements of Income-
               Three months ended-
               September 30, 1996 and 1995                                                          4

         Condensed Consolidated Statements of Cash Flows-
               Three months ended-
               September 30, 1996 and 1995                                                          5

         Notes to Condensed Consolidated Financial Statements - September 30, 1996                  6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                                              8

Part II.      Other Information:

Item 6.  Exhibits and Reports on Form  8-K                                                         10

Signatures                                                                                         10

ITEM 1. FINANCIAL STATEMENTS

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                           (Unaudited)       (Note A)
                                                                           September 30,     June 30,
ASSETS                                                                         1996            1996
------                                                                       --------        --------
Current Assets:
         Cash and cash equivalents                                           $  5,416        $ 21,460
         Accounts receivable, less allowances                                  34,321          27,762
         Inventories                                                           11,202           7,487
         Other                                                                  3,482           2,484
                                                                             --------        --------
                  Total current assets                                         54,421          59,193

Property and equipment, at cost
         net of accumulated depreciation and amortization                      12,851          10,283
Goodwill, less accumulated amortization                                        70,248          39,101
Other assets                                                                    2,398           2,091
                                                                             --------        --------
                  Total assets                                               $139,918        $110,668
                                                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                                    $  8,054        $  4,968
         Accrued expenses and other liabilities                                14,782           5,889
                                                                             --------        --------
                  Total current liabilities                                    22,836          10,857

Long-term debt                                                                  6,581           1,961
Convertible subordinated debentures                                             6,549           6,549
Other                                                                             493             201


Stockholders' Equity:
         Preferred stock, par value $.01 per share,
             1,000,000 shares authorized; none issued                              --              --
         Common stock, par value $ .01 per share:
             Class A - 50,000,000 shares authorized;
             5,969,141 and 5,560,492 shares issued and outstanding at
             September 30, 1996 and June 30, 1996, respectively                    60              56
             Class B - 20,000,000 shares authorized; 6,575,368
             and 6,603,228 shares issued and outstanding at
             September 30, 1996 and June 30,1996, respectively                     66              66

         Paid-in capital                                                       95,352          84,907
         Retained earnings                                                      7,981           6,071
                                                                             --------        --------
                  Total stockholders' equity                                  103,459          91,100
                                                                             --------        --------
                  Total liabilities and stockholders' equity                 $139,918        $110,668
                                                                             ========        ========


Note A:  The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                      Three Months Ended
                                                         September 30,
                                                    -----------------------
                                                     1996            1995
                                                    -----------------------
Revenues                                            $43,042         $22,428
Cost of revenues                                     31,854          16,212
                                                    -----------------------
Gross profit                                         11,188           6,216
Selling, general and administrative expenses          7,654           4,699
Special compensation (1)                               --             2,811
                                                    -----------------------

Operating income (loss)                               3,534          (1,294)
Interest expense, net                                   123             507
                                                    -----------------------
Income (loss) before income taxes                     3,411          (1,801)
Income tax expense (benefit)                          1,501            (752)
                                                    -----------------------
Net income (loss)                                   $ 1,910         $(1,049)
                                                    =======================

Net income (loss) per share                         $  0.15         $ (0.15)
                                                    =======================

Shares used in the computation                       12,594           6,932


(1) Represents a one-time, non-recurring charge in connection with the termination of compensation arrangements with the prior owners of certain acquired businesses which had the effect of reducing net income per share by $0.23 for the three months ended
    September 30, 1995.

            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           Three Months Ended
                                                                              September 30,
                                                                       -------------------------
                                                                          1996            1995
                                                                       -------------------------
OPERATING ACTIVITIES
Net income (loss)                                                      $  1,910         $ (1,049)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Special compensation                                              --              2,811
         Depreciation and amortization                                    1,291              558
                                                                       -------------------------
                                                                          3,201            2,320
         Changes in assets and liabilities, net of effects of
          assets and liabilities acquired:
                  Accounts receivable, net                                 (764)          (1,214)
                  Accrued expenses and other liabilities                  3,139           (2,125)
                  Other, net                                               (960)          (1,172)
                                                                       -------------------------
Net cash provided by (used in) operating activities                       4,616           (2,191)

INVESTING ACTIVITIES
Purchases of businesses                                                 (25,775)          (7,478)
Capital expenditures for property and equipment, net                     (1,269)          (1,203)
Other                                                                    (1,151)            (194)
                                                                       -------------------------
Net cash used in investing activities                                   (28,195)          (8,875)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                     --                 34
Proceeds from convertible subordinated debentures                          --              7,000
Repayment of long-term debt                                                 (97)             (10)
Borrowings on line-of-credit                                              7,095           13,710
Payments on line-of-credit                                                 --            (10,000)
Proceeds from issuance of long-term debt                                    537               53
                                                                       -------------------------
Net cash provided by financing activities
                                                                          7,535           10,787
                                                                       -------------------------
Net decrease in cash and cash equivalents                               (16,044)            (279)
Cash and cash equivalents at beginning of period                         21,460              286
                                                                       -------------------------
Cash and cash equivalents at end of period                             $  5,416         $      7
                                                                       =========================







            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K for the year ended June 30, 1996 (File No. 0-27602).

2. On February 14, 1996, the Company issued 4,476,000 shares of Class A Common Stock at $16.50 per share in connection with an initial public offering. A portion of the net proceeds from the stock issuance were used to repay approximately $27,000,000 of outstanding indebtedness under long and short term borrowings.

     On October 4, 1996, the Company completed a public offering of 4,235,000 shares of Class A Common Stock at $31 per share. The offering raised approximately $124,700,000 (net of underwriting discounts and expenses). A portion of the net proceeds was used to reduce debt.

3. During the three months ended September 30, 1996, the Company completed acquisitions of Advanced Rx Services, Inc. in Northfield, New Jersey, IPAC Pharmacy, Inc. in Portland, Oregon, Medical Arts Pharmacy in Grand Rapids, Michigan, Northside Pharmacy Inc. and Thrifty Medical Supply, Inc. in Oklahoma City, Oklahoma, Thrifty Medical of Tulsa L.L.C. in Tulsa, Oklahoma, and Hudson Pharmacy of Wichita, Inc. in Wichita, Kansas. The aggregate purchase price for these businesses was $36,224,000 consisting of $24,578,000 cash, $1,197,000 debt and $10,449,000 Class A Common Stock of the Company.

     During fiscal 1996, the Company completed acquisitions of Corinthian Healthcare Systems, Inc., located in Indianapolis, Indiana, The Apothecary, Inc. in Scranton, Pennsylvania, DeMoss Rexall Drugs, Inc., in Evansville, Indiana, Care Plus Pharmacy in Decatur, Illinois, Uni-Care Health
     Services Inc. in Londonderry, New Hampshire, Uni-Care Health Services of Maine in Wells, Maine, and Family Care Nursing Home Service, Inc. and Care Unlimited, Inc. in Herrin, Illinois. The aggregate purchase price for these businesses was $29,744,000 consisting of $19,983,000 cash, $7,925,000 convertible debentures and $1,836,000 Class A Common Stock of the Company.

     Subsequent to September 30, 1996, the Company completed acquisitions of IV - Pen Care Inc. in Fort Wayne, Indiana, Pharmacy Corporation of America - Wilsonville division, in Wilsonville, Oregon, I.V. Care of East Central Indiana, in Muncie, Indiana, and Spectrum Health Services, Inc. in Tampa, Florida. The aggregate purchase price for these businesses was $12,241,000 consisting of $12,043,000 cash and $198,000 Class A Common Stock of the Company.

     Unaudited pro forma data as though the Company had completed its initial public offering and had purchased each of these businesses as of July 1, 1995, are set forth below:

                                           Three Months            Three Months
                                              Ended                   Ended
                                        September 30, 1996      September 30, 1995
                                        ------------------      ------------------
                                       (In thousands, except per share information)
        Revenues                              $ 47,371              $ 42,683

        Net income (loss) (A)                 $  2,160              $   (471)

        Net income per common share (A)       $   0.17              $  (0.07)

(A) The pro forma results of operations of the Company for the three months ended September 30, 1995, include a one-time, non-recurring charge of $2,811,000 in connection with the termination of compensation arrangements with the prior owners of certain acquired businesses which had the effect of reducing the net income per share by $0.23.

4. Effective as of November 1, 1996, the Company purchased substantially all of the assets and liabilities of Clinical Health Systems (Clinical) located in Vancouver, Washington. Clinical provides pharmacy and related services to over 9,400 residents in Washington, Oregon, and Idaho. The results of Clinical have not been included in the pro forma results above. The aggregate purchase price for Clinical was $15,000,000 consisting of $13,000,000 cash and $2,000,000 Class A Common Stock of the Company.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
               CONDITION FIRST QUARTER ENDED SEPTEMBER 30, 1996

Results of Operations

Revenues for the three months ended September 30, 1996 increased 91.9% to $43,042,000, from $22,428,000 recorded in the same period in fiscal 1996. The increase in first quarter 1997 revenues over the comparable prior year period is primarily attributed to two factors, the Company's acquisition program, and internal growth.

Total revenues for the three months ended September 30, 1996 include the acquisitions of Advanced Rx Services, Inc. in July, 1996, IPAC Pharmacy, Inc., Medical Arts Pharmacy, Northside Pharmacy Inc., Thrifty Medical Supply, Inc., and Thrifty Medical of Tulsa L.L.C. in August, 1996, and Hudson Pharmacy of Wichita, Inc., in September, 1996. In addition, fiscal 1996 acquisitions have had a full period of operations included as part of first quarter 1997 operating results. Those fiscal 1996 acquisitions include Corinthian Healthcare Systems, Inc., acquired in September, 1995, The Apothecary, Inc., acquired in November, 1995, DeMoss Rexall Drugs, Inc., acquired in December, 1995, Care Plus Pharmacy acquired in April, 1996, Uni-Care Health Services Inc. and Uni-Care Health Services of Maine acquired in May, 1996, and Family Care Nursing Home Service, Inc. and Care Unlimited, Inc. acquired in June, 1996.

The Company's existing operations continued to produce internal growth through marketing efforts to new and existing clients, increased drug utilization of long term care facility residents, and the growth and integration of new and existing products and services.

Cost of revenues for the three months ended September 30, 1996 increased 96.4% to $31,854,000, from $16,212,000 recorded in the same period in fiscal 1996. Cost of revenues as a percentage of revenues for the three month period ended September 30, 1996 was 74.0%, compared to 72.3% for the comparable period during the prior fiscal year.

The increase in cost of revenues as a percentage of revenues was primarily the result of two factors, acquisitions, and a change in the State of Pennsylvania Medicaid reimbursement rates. First, at the time of acquisition, the gross margins of the acquired companies are typically lower than the Company as a whole. This is the result of several factors, including less advantageous purchasing terms, lack of formulary management, and higher production costs. Second, during the second quarter of fiscal 1996, the State of Pennsylvania changed the reimbursement methodology under the State Medicaid program which resulted in a lower reimbursement percentage for Company sites located in that state.

Selling, general and administrative expenses as a percentage of revenues was 17.8% and 21.0% for the three month period ended September 30, 1996 and 1995, respectively. The percentage decreases are the result of operational efficiencies and continuing efforts to leverage corporate overhead over a larger revenue base. The increase in selling, general, and administrative expenses in absolute dollars was mainly attributable to acquisitions completed during the current fiscal year.

Special compensation of $2,811,000 for the three months ended September 30, 1995 represents a one-time, non-recurring charge resulting from the termination of compensation and performance incentive arrangements with the prior owners of certain acquired businesses.

Interest expense - net decreased to $123,000 in the first quarter of fiscal 1997, from $507,000 for the comparable period in the prior fiscal year. This decrease is attributed mainly to the reduction of long-term debt with funds from the initial public offering completed on February 14, 1996.

Liquidity and Capital Resources

Net cash provided by operating activities was $4,616,000 for the three months ended September 30, 1996, as compared to net cash used by operating activities of $2,191,000 in the comparable period in fiscal 1996. Net cash provided by operating activities increased from the comparable period in fiscal 1996 due to increased profitability, and an increase in accrued expenses and other liabilities. The increase in accrued expenses and other liabilities resulted primarily from an increase in income taxes payable, increases in trade accounts payable, and the timing of payment of certain compensation and related accruals. These cash flow increases were offset by increases in accounts receivable and inventory during the period.

Net cash used in investing activities increased to $28,195,000 during the three months ended September 30, 1996, as compared to $8,875,000 during the same period in the prior fiscal year. This is primarily the result of fiscal 1997 acquisitions, as well as an increase in capital expenditures. Significant capital expenditures during the three months ended September 30, 1996 included computer and information systems equipment, furniture and fixtures at the new facility in Eastlake, Ohio, leasehold improvements and medication carts for new and existing customers.

Net cash provided by financing activities decreased to $7,535,000 during the three months ended September 30, 1996, down from $10,787,000 for the comparable period in fiscal 1996. The decrease is primarily the result of the Company utilizing cash raised from an initial public offering on February 14, 1996 to fund acquisitions, as compared to the three months ended September 30, 1995 when the Company utilized commercial bank financing.

The Company believes that its cash and available sources of capital, including funds from the October 1996 public offering, are sufficient to meet its normal operating requirements and acquisition needs through June 30, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Numbers           Exhibit
                  -------           -------

                     11             Computation of Earnings Per Common Share

                     15             Independent Accountants' Review Report

         (b)      Reports on Form 8-K:

                  (1) On July 29, 1996 the Company filed an Amendment to its Current Report on Form 8-K dated May 15, 1996, pursuant to Item 7 of Form 8-K, for the purpose of filing historical financial statements of Americare Health Services, Inc. and subsidiaries (d.b.a. Uni-Care Health Services) and certain pro-forma financial information.

                  (2) On August 15, 1996 the Company filed a Current Report on Form 8-K dated August 1, 1996, pursuant to Item 2 of Form 8-K, relating to the acquisition of IPAC Pharmacy, Inc.

                  (3) On August 28, 1996 the Company filed a Current Report on Form 8-K dated August 13, 1996, pursuant to Item 2 of Form 8-K, relating to the acquisition of Thrifty Medical of Tulsa, L.L.C., Northside Pharmacy, Inc., and Thrifty Medical Supply, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NCS HealthCare, Inc.
                                  (Registrant)

Date:    November 13, 1996      By  /s/     Kevin B. Shaw
                                ----------------------------------------
                                Kevin B. Shaw
                                President, Chief Executive Officer and Director
                                (Principal Executive Officer)

Date:    November 13, 1996      By /s/      Jeffrey R. Steinhilber
                                -----------------------------------------
                                Jeffrey R. Steinhilber
                                Senior Vice President and
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)