Form 10-Q
period 1996-12-31
NCS HEALTHCARE INC
filed 1997-02-14
CIK 1004990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1996

Commission File Number-             0-27602
                                    -------

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

Yes  X   No __

Common Stock Outstanding
------------------------

Indicate the number of shares outstanding of each of the Issuers' classes of common stock, as of the latest practical date.

Class A Common Stock, $ .01 par value -- 10,799,386 shares as of February 7,
1997
Class B Common Stock, $ .01 par value -- 6,362,020 shares as of February 7,
1997

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                                                 Page
                                                                                                 ----
Part I.  Financial Information:

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
               December 31, 1996 and June 30, 1996                                                 3

         Condensed Consolidated Statements of Income-
               Three and six months ended-
               December 31, 1996 and 1995                                                          4

         Condensed Consolidated Statements of Cash Flows-
               Six months ended-
               December 31, 1996 and 1995                                                          5

         Notes to Condensed Consolidated Financial Statements - December 31, 1996                  6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                                             8

Part II. Other Information:

Item 2.  Changes in Securities                                                                    10

Item 6.  Exhibits and Reports on Form  8-K                                                        10

Signatures                                                                                        11

ITEM 1. FINANCIAL STATEMENTS

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                        (Unaudited)       (Note A)
                                                                        December 31,      June 30,
ASSETS                                                                      1996            1996
                                                                        ------------      --------
Current Assets:
         Cash and cash equivalents                                        $100,017        $ 21,460
         Accounts receivable, less allowances                               44,810          27,762
         Inventories                                                        15,734           7,487
         Other                                                               3,696           2,484
                                                                          --------        --------
                  Total current assets                                     164,257          59,193
Property and equipment, at cost
         net of accumulated depreciation and amortization                   15,730          10,283
Goodwill, less accumulated amortization                                     96,024          39,101
Other assets                                                                 2,573           2,091
                                                                          --------        --------
                  Total assets                                            $278,584        $110,668
                                                                          ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                                 $ 11,368        $  4,968
         Payable for acquisitions                                            9,665              --
         Accrued expenses and other liabilities                             13,025           5,889
                                                                          --------        --------
                  Total current liabilities                                 34,058          10,857

Long-term debt                                                               5,360           1,961
Convertible subordinated debentures                                          6,549           6,549
Other                                                                          474             201


Stockholders' Equity:
         Preferred stock, par value $ .01 per share, 1,000,000
               shares authorized; none issued                                   --              --
         Common stock, par value $ .01 per share:
             Class A - 50,000,000 shares authorized; 10,473,131
                 and 5,560,492 shares issued and outstanding at
                 December 31, 1996 and June 30, 1996, respectively             105              56
             Class B - 20,000,000 shares authorized; 6,379,100
                 and 6,603,228 shares issued and outstanding at
                 December 31, 1996 and June 30, 1996, respectively              64              66

         Paid-in capital                                                   221,104          84,907
         Retained earnings                                                  10,870           6,071
                                                                          --------        --------
                  Total stockholders' equity                               232,143          91,100
                                                                          --------        --------
                  Total liabilities and stockholders' equity              $278,584        $110,668
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

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                        Three Months Ended              Six Months Ended
                                                           December 31,                    December 31,
                                                    ------------------------        -------------------------
                                                      1996            1995            1996             1995
                                                    ------------------------        -------------------------
Revenues                                            $ 59,323         $27,599        $102,365         $ 50,027
Cost of revenues                                      44,292          19,774          76,146           35,986
                                                    --------         -------        --------         --------
Gross profit                                          15,031           7,825          26,219           14,041

Selling, general and administrative expenses          11,175           5,729          18,829           10,428
Special compensation (1)                                  --              --              --            2,811
                                                    --------         -------        --------         --------
Operating income                                       3,856           2,096           7,390              802
Interest expense (income), net                        (1,256)            874          (1,133)           1,381
                                                    --------         -------        --------         --------
Income (loss) before income taxes                      5,112           1,222           8,523             (579)
Income tax expense (benefit)                           2,223             497           3,724             (255)
                                                    --------         -------        --------         --------
Net income (loss)                                   $  2,889         $   725        $  4,799         $   (324)
                                                    ========         =======        ========         ========
Net income (loss) per share                         $   0.17         $  0.10        $   0.32         $  (0.05)
                                                    ========         =======        ========         ========

Shares used in the computation                        17,016           6,949          14,805            6,941


(1) Represents a one-time, non-recurring charge in connection with the termination of compensation arrangements with the prior owners of certain acquired businesses which had the effect of reducing net income per share by $0.23 for the six months ended December 31, 1995.

           See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             Six Months Ended
                                                                                December 31,
                                                                          ------------------------
                                                                          1996              1995
                                                                          ------------------------
OPERATING ACTIVITIES
Net income (loss)                                                      $   4,799         $   (324)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Special compensation                                                 --            2,811
         Depreciation and amortization                                     3,103            1,315
                                                                       ---------         --------
                                                                           7,902            3,802

         Changes in assets and liabilities, net of effects of
           assets and liabilities acquired:
                  Accounts receivable, net                                (5,715)          (4,333)
                  Accrued expenses and other liabilities                   4,115           (3,269)
                  Other, net                                              (2,808)            (338)
                                                                       ---------         --------
Net cash provided by (used in) operating activities                        3,494           (4,138)

INVESTING ACTIVITIES
Purchases of businesses                                                  (52,009)         (12,125)
Capital expenditures for property and equipment, net                      (3,386)          (1,861)
Other                                                                     (1,418)          (1,242)
                                                                       ---------         --------
Net cash used in investing activities                                    (56,813)         (15,228)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                   123,626            1,794
Proceeds from convertible subordinated debentures                             --           12,925
Repayment of long-term debt                                               (1,996)          (3,760)
Borrowings on line-of-credit                                               7,095           27,010
Payments on line-of-credit                                                (7,095)         (17,400)
Proceeds from issuance of long-term debt                                  10,246               --
                                                                       ---------         --------
Net cash provided by financing activities                                131,876           20,569
                                                                       ---------         --------
Net increase in cash and cash equivalents                                 78,557            1,203
Cash and cash equivalents at beginning of period                          21,460              286
                                                                       ---------         --------
Cash and cash equivalents at end of period                             $ 100,017         $  1,489
                                                                       =========         ========

                          See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Form 10 - K for the year ended June 30, 1996 (File No. 0 - 27602).

2. On February 14, 1996, the Company issued 4,476,000 shares of Class A Common Stock at $16.50 per share in connection with an initial public offering. A portion of the net proceeds from the stock issuance were used to repay approximately $27,000,000 of outstanding indebtedness under long-term and short-term borrowings.

       On October 4, 1996, the Company completed a public offering of 4,235,000 shares of Class A Common Stock at $31 per share. The offering raised approximately $123,600,000 (net of underwriting discounts and expenses). A portion of the net proceeds from the stock issuance was used to repay approximately $7,000,000 of outstanding indebtedness under short-term borrowings.

3. During the six months ended December 31, 1996, the Company completed acquisitions of Advanced Rx Services, Inc. in Northfield, New Jersey, IPAC Pharmacy, Inc. in Portland, Oregon, Medical Arts Pharmacy in Grand Rapids, Michigan, Northside Pharmacy Inc. and Thrifty Medical Supply, Inc. in Oklahoma City, Oklahoma, Thrifty Medical of Tulsa L.L.C. in Tulsa, Oklahoma, Hudson Pharmacy of Wichita, Inc. in Wichita, Kansas, IV
       - Pen Care Inc. in Fort Wayne, Indiana, Pharmacy Corporation of America - Wilsonville division, in Wilsonville, Oregon, I.V. Care of East Central Indiana, in Muncie, Indiana, Spectrum Health Services, Inc. in Tampa, Florida, Clinical Health Systems in Vancouver, Washington, J & K Newsom, Inc. in Cloverdale, Indiana, H.M.S. Production, Inc. in Dearborn Heights, Michigan, DeMoss Rexall Drugs, Inc. in Princeton, Indiana, First Pharmacy, Inc. in Flint, Michigan, Pharma-Care, Inc. in Flushing, Michigan, Pharmacy Acquisition Corporation in Philadelphia, Pennsylvania, PNS Pharmacy in Muncy, Pennsylvania and Beck's Nursing Home in Eldorado, Illinois. The aggregate purchase price for these businesses was $64,628,000 consisting of $50,741,000 in cash, $1,268,000 of debt and
       $12,619,000 of Class A Common Stock of the Company.

       During fiscal 1996, the Company completed acquisitions of Corinthian Healthcare Systems, Inc., located in Indianapolis, Indiana, The Apothecary, Inc. in Scranton, Pennsylvania, DeMoss Rexall Drugs, Inc., in Evansville, Indiana, Care Plus Pharmacy in Decatur, Illinois, Uni-Care Health Services Inc. in Londonderry, New Hampshire, Uni-Care Health Services of Maine in Wells, Maine, and Family Care Nursing Home Service, Inc. and Care Unlimited, Inc. in Herrin, Illinois. The aggregate purchase price for these businesses was $29,744,000 consisting of $19,983,000 in cash, $7,925,000 of convertible debentures and $1,836,000 of Class A Common Stock of the Company.

       Subsequent to December 31, 1996, the Company completed acquisitions of Davis Pharmacy in Golconda, Illinois, Allcare Pharmacy in Arkadelphia, Arkansas, Long Term Care Pharmacy Services in East Greenwich, Rhode Island, Health Mart Pharmacy in Albany, Oregon and Eakles Drug Store, Inc. in Hagerstown, Maryland. The aggregate purchase price for these businesses was $12,824,000 consisting of $7,824,000 in cash and $5,000,000 of Class A Common Stock of the Company.

       Unaudited pro forma data, as though the Company had completed its initial and secondary public offerings and had purchased each of these businesses as of July 1, 1995, are set forth below:

                                      Six Months                Six Months
                                        Ended                     Ended
                                   December 31, 1996         December 31, 1995
                                   -----------------         -----------------
                                  (In thousands, except per share information)
Revenues                               $140,112                  $126,287

Net income (A)                         $  5,415                  $    703

Net income per common share (A)        $   0.37                  $   0.10

       (A) The pro forma results of operations of the Company for the six months ended December 31, 1995, include a one-time, non-recurring charge of $2,811,000 in connection with the termination of compensation arrangements with the prior owners of certain acquired businesses which had the effect of reducing the net income per share by $0.23.

4. During January 1997, the Company acquired Rescot Systems Group, Inc. (Rescot) for $3,500,000 of Class A Common Stock of the Company. Rescot is a software company that provides information systems to institutional pharmacies. The results of Rescot have not been included in the pro forma results above.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 1996

Results of Operations

Revenues for the three months ended December 31, 1996 increased 114.9% to $59,323,000 from $27,599,000 recorded in the comparable period in fiscal 1996. For the six months ended December 31, 1996, revenues increased 104.6% to $102,365,000 from $50,027,000 recorded in the comparable period in fiscal 1996.

The increase in quarter and year to date revenues over comparable prior year periods is primarily attributed to two factors; the Company's acquisition program and internal growth. Total revenues for the six months ended December 31, 1996 include the acquisitions of Advanced Rx Services, Inc. in July, 1996, IPAC Pharmacy, Inc., Medical Arts Pharmacy, Northside Pharmacy Inc., Thrifty Medical Supply, Inc., and Thrifty Medical of Tulsa L.L.C. in August, 1996, Hudson Pharmacy of Wichita, Inc., in September, 1996, IV - Pen Care Inc., Pharmacy Corporation of America - Wilsonville division, I.V. Care of East Central Indiana and Spectrum Health Services, Inc. in October 1996, Clinical Health Systems and J & K Newsom, Inc. in November, 1996, and H.M.S. Production, Inc., DeMoss Rexall Drugs, Inc., First Pharmacy, Inc., Pharma-Care Inc., Pharmacy Acquisition Corporation, PNS Pharmacy and Beck's Nursing Home in December, 1996. In addition, fiscal 1996 acquisitions have had a full period of operations included as part of the fiscal 1997 year to date consolidated operating results. Those fiscal 1996 acquisitions include Corinthian Healthcare Systems, Inc., acquired in September, 1995, The Apothecary, Inc., acquired in November, 1995, DeMoss Rexall Drugs, Inc., acquired in December, 1995, Care Plus Pharmacy acquired in April, 1996, Uni-Care Health Services Inc. and Uni-Care Health Services of Maine acquired in May, 1996, and Family Care Nursing Home Service, Inc. and Care Unlimited, Inc. acquired in June, 1996. The total number of beds serviced by the Company as of December 31, 1996 increased 106% to 100,000 beds, from 48,500 beds at December 31, 1995.

The Company's existing operations continued to produce internal growth through marketing efforts to new and existing clients, increased drug utilization of long-term care facility residents, and the growth and integration of new and existing products and services.

Cost of revenues for the three months ended December 31, 1996 increased 124.0% to $44,292,000, from $19,774,000 recorded in the comparable period in fiscal 1996. For the six months ended December 31, 1996, cost of revenues increased 111.6% to $76,146,000 from $35,986,000 recorded in the comparable period in fiscal 1996. Cost of revenues as a percentage of revenues for the three and six month periods ended December 31, 1996 was 74.7% and 74.4%, respectively, compared to 71.6% and 71.9% for the comparable periods during the prior fiscal year.

The increase in cost of revenues as a percentage of revenues was primarily the result of two factors; acquisitions and a change in the State of Pennsylvania Medicaid reimbursement rates. First, at the time of acquisition, the gross margins of the acquired companies are typically lower than the Company as a whole. This is the result of several factors, including less advantageous purchasing terms, lack of formulary management and higher production costs. Second, during the second quarter of fiscal 1996, the State of Pennsylvania changed the reimbursement methodology under the State Medicaid program which resulted in a lower reimbursement percentage for Company sites located in Pennsylvania.

Selling, general and administrative expenses as a percentage of revenues were 18.8% and 18.4% for the three and six month periods ended December 31, 1996, compared to 20.8% and 20.8% during the comparable periods in fiscal 1996. The percentage decreases are the result of operational efficiencies and continuing efforts to leverage corporate overhead over a larger revenue base. The increase in selling, general, and administrative expenses in absolute dollars is mainly attributable to acquisitions completed during the current fiscal year.

Special compensation of $2,811,000 for the six months ended December 31, 1995 represents a one-time, non-recurring charge resulting from the termination of compensation and performance incentive arrangements with the prior owners of certain acquired businesses.

As a result of interest income of $1,673,000 and $1,714,000, interest expense, net of interest income, decreased to $(1,256,000) and $(1,133,000) for the three and six months ended December 31, 1996, from $874,000 and $1,381,000 during the comparable periods in the prior fiscal year. These decreases are primarily attributed to the reduction of long-term debt with funds from the initial public offering completed on February 14, 1996 and interest income earned on funds from a public offering completed on October 4, 1996.

Liquidity and Capital Resources

Net cash provided by operating activities was $3,494,000 for the six months ended December 31, 1996, as compared to net cash used by operating activities of $4,138,000 during the comparable period in fiscal 1996. Net cash provided by operating activities increased from the comparable period in fiscal 1996 due to increased profitability and an increase in accrued expenses and other liabilities. The increase in accrued expenses and other liabilities resulted primarily from an increase in income taxes payable, an increase in trade accounts payable and the timing of payment of certain accruals. These cash flow increases were offset by increases in accounts receivable and inventory during the period.

Net cash used in investing activities increased to $56,813,000 during the six months ended December 31, 1996, as compared to $15,228,000 during the comparable period in fiscal 1996. This is primarily the result of fiscal 1997 acquisitions, as well as an increase in capital expenditures. Significant capital expenditures during the six months ended December 31, 1996 included computer and information systems equipment, computer software, furniture and fixtures at a new facility in Eastlake, Ohio, leasehold improvements and medication carts for new and existing customers.

Net cash provided by financing activities increased to $131,876,000 during the six months ended December 31, 1996, from $20,569,000 during the comparable period in fiscal 1996. The increase is primarily the result of funds received from a secondary public offering completed on October 4, 1996.

The Company believes that its cash and available sources of capital are sufficient to meet its normal operating requirements and acquisition needs through June 30, 1998.

ITEM 2. CHANGES IN SECURITIES

The following information is furnished as to all equity securities of the Company sold during the second fiscal quarter that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

(A) On October 1, 1996 the Company issued 6,298 shares of its Class A Common Stock to two stockholders in connection with the acquisition of certain assets of IV - Pen Care, Inc. Exemption from registration is claimed under
     Section 4(2) of the Securities Act.

(B) On November 1, 1996 the Company issued 64,621 shares of its Class A Common Stock to five stockholders in connection with the acquisition of certain assets of Clinical Health Systems. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(C) On December 3, 1996 the Company issued 1,802 shares of its Class A Common Stock to two stockholders in connection with the acquisition of assets of Tele-Rx Pharmacy Services, Inc. Exemption from registration is claimed under Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Numbers           Exhibit
                  -------           -------

                     11             Computation of Earnings Per Common Share

                     15             Independent Accountants' Review Report

                     27             Financial Data Schedule

         (b)      Reports on Form 8-K:

                  (1) On October 15, 1996 the Company amended its Current Report on Form 8-K dated August 1, 1996, relating to the acquisition of IPAC Pharmacy, Inc.

                  (2) On October 21, 1996 the Company amended its Current Report on Form 8-K dated August 13, 1996, relating to the acquisition of Thrifty Medical of Tulsa, L.L.C.,
                      Northside Pharmacy, Inc., and Thrifty Medical Supply,
                      Inc.

                  (3) On November 1, 1996 the Company filed a Current Report on
                      Form 8-K dated November 1, 1996, pursuant to Item 5 of Form 8-K, relating to the acquisition of Clinical
                      Health Systems.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NCS HealthCare, Inc.
                                                  (Registrant)
Date:    February 14, 1997          By       /s/     Kevin B. Shaw
                                            ----------------------------------------
                                            Kevin B. Shaw
                                            President, Chief Executive Officer and Director
                                            (Principal Executive Officer)

Date:    February 14, 1997          By      /s/      Jeffrey R. Steinhilber
                                            ----------------------------------------
                                            Jeffrey R. Steinhilber
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                              Accounting Officer)