Form 10-Q
period 1997-03-31
NCS HEALTHCARE INC
filed 1997-05-15
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  UNITED STATES

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997

Commission File Number- 0-27602
                        -------

                              NCS HealthCare, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                 No.    34-1816187
          --------                                 -----------------
(State or other jurisdiction of           (IRS employer identification number)
incorporation or organization)

3201 Enterprise Parkway, Suite 220, Beachwood, Ohio  44122
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

Class A Common Stock, $ .01 par value -- 11,118,992 shares as of May 9, 1997 Class B Common Stock, $ .01 par value -- 6,379,100 shares as of May 9, 1997

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----

Part I.    Financial Information:

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
               March 31, 1997 and June 30, 1996                               3

         Condensed Consolidated Statements of Income-
               Three and nine months ended-
               March 31, 1997 and 1996                                        4

         Condensed Consolidated Statements of Cash Flows-
               Nine months ended-
               March 31, 1997 and 1996                                        5

Notes to Condensed Consolidated Financial Statements - March 31, 1997         6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                        8

Part II.   Other Information:

Item 2.  Changes in Securities                                                10

Item 6.  Exhibits and Reports on Form 8-K                                     10

Signatures                                                                    11

ITEM 1. FINANCIAL STATEMENTS

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                      (Unaudited)    (Note A)
                                                                       March 31,     June 30,
                                                                         1997          1996
                                                                      ---------      ---------
ASSETS
Current Assets:
         Cash and cash equivalents                                    $ 21,207       $ 21,460
         Accounts receivable, less allowances                           62,598         27,762
         Inventories                                                    20,837          7,487
         Other                                                           3,960          2,484
                                                                      --------       --------
                  Total current assets                                 108,602         59,193

Property and equipment, at cost
         net of accumulated depreciation and amortization               19,242         10,283
Goodwill, less accumulated amortization                                174,854         39,101
Other assets                                                             7,362          2,091
                                                                      --------       --------
                  Total assets                                        $310,060       $110,668
                                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                             $ 14,905       $  4,968
         Payable for acquisitions                                        7,500            -
         Accrued expenses and other liabilities                         23,781          5,889
                                                                      --------       --------
                  Total current liabilities                             46,186         10,857

Long-term debt                                                           9,615          1,961
Convertible subordinated debentures                                      6,549          6,549
Other                                                                      666            201


Stockholders' Equity:
         Preferred stock, par value $ .01 per share, 1,000,000
               shares authorized; none issued                              -              -
         Common stock, par value $ .01 per share:
             Class A - 50,000,000 shares authorized; 11,077,085
                 and 5,560,492 shares issued and outstanding at
                 March 31, 1997 and June 30, 1996, respectively            111             56
             Class B - 20,000,000 shares authorized; 6,379,100
                 and 6,603,228 shares issued and outstanding at
                 March 31, 1997 and June 30, 1996, respectively             64             66

         Paid-in capital                                               232,908         84,907
         Retained earnings                                              13,961          6,071
                                                                      --------       --------
                  Total stockholders' equity                           247,044         91,100
                                                                      --------       --------
                  Total liabilities and stockholders' equity          $310,060       $110,668
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

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                  Three Months Ended                  Nine Months Ended
                                                                           March 31,                         March 31,
                                                              ----------------------------         --------------------------
                                                                    1997              1996            1997             1996
                                                              ---------------------------------------------------------------

Revenues                                                          $  78,539         $  30,209       $ 180,904        $  80,236
Cost of revenues                                                     58,867            22,197         135,013           58,183
                                                                  ---------------------------       --------------------------
Gross profit                                                         19,672             8,012          45,891           22,053

Selling, general and administrative expenses                         14,718             5,616          33,547           16,044
Special compensation (1)                                               -                 -               -               2,811
                                                                  ---------------------------       --------------------------
Operating income                                                      4,954             2,396          12,344            3,198
Interest expense (income), net                                         (517)              394          (1,650)           1,775

Income before income taxes                                            5,471             2,002          13,994            1,423
Income tax expense                                                    2,380               881           6,104              626
                                                                  ---------------------------       --------------------------
Net income                                                        $   3,091         $   1,121       $   7,890        $     797
                                                                  ---------------------------       --------------------------

Net income per share                                              $    0.18         $    0.12       $    0.50        $    0.10
                                                                  ---------------------------       --------------------------

Shares used in the computation                                       17,441             9,685          15,682            7,854


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

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Nine Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                       1997            1996
                                                                    --------------------------

OPERATING ACTIVITIES
Net income                                                          $   7,890        $     797
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
         Special compensation                                             -              2,811
         Depreciation and amortization                                  5,673            2,174
         Other                                                            -                423
         Changes in assets and liabilities, net of effects of
            assets and liabilities acquired:
                  Accounts receivable, net                            (13,461)          (6,605)
                  Accrued expenses and other liabilities               13,267           (2,399)
                  Other, net                                           (3,173)            (472)
                                                                    --------------------------
Net cash provided by (used in) operating activities                    10,196           (3,271)

INVESTING ACTIVITIES
Purchases of businesses                                              (131,036)         (12,125)
Capital expenditures for property and equipment, net                   (6,033)          (2,871)
Other                                                                  (4,971)          (2,286)
                                                                    --------------------------
Net cash used in investing activities                                (142,040)         (17,282)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                123,626           68,878
Proceeds from convertible subordinated debentures                         -             12,925
Repayment of long-term debt                                           (14,164)          (4,784)
Borrowings on line-of-credit                                           10,895           31,400
Payments on line-of-credit                                            (10,895)         (48,900)
Accrued Initial Public Offering expenses                                  -              1,500
Proceeds from issuance of long-term debt                               22,129              -
                                                                    --------------------------


Net cash provided by financing activities                             131,591           61,019
                                                                    --------------------------
Net (decrease) increase in cash and cash equivalents                     (253)          40,466
Cash and cash equivalents at beginning of period                       21,460              286
                                                                    --------------------------
Cash and cash equivalents at end of period                          $  21,207        $  40,752
                                                                    --------------------------



            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Form 10 - K for the year ended June 30, 1996 (File No. 0 - 27602).

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

3. Significant acquisitions completed by the Company during the nine months ended March 31, 1997 include Advanced Rx Services, Inc. in Northfield, New Jersey, IPAC Pharmacy, Inc. in Portland, Oregon, Medical Arts Pharmacy in Grand Rapids, Michigan, Northside Pharmacy Inc. and Thrifty Medical Supply, Inc. in Oklahoma City, Oklahoma, Thrifty Medical of Tulsa L.L.C. in Tulsa, Oklahoma, Hudson Pharmacy of Wichita, Inc. in Wichita, Kansas, Spectrum Health Services, Inc. in Tampa, Florida, Clinical Health Systems in Vancouver, Washington, Rescot Systems Group, Inc. in Philadelphia, Pennsylvania, W.P. Malone, Inc. in Arkadelphia, Arkansas, Long Term Care Pharmacy Services in East Greenwich, Rhode Island, Eakles Drug Store, Inc. in Hagerstown, Maryland, Pharmacare in Glendale, California, Advanced Pharmaceutical Services, Inc. in Tujunga, California, Dahlin Pharmacy, Inc. in Paramount, California, Stoll Services, Inc. in Modesto, California, Cooper Hall Pharmacy, Inc. in Mount Pleasant, South Carolina, Hammer Incorporated in Des Moines, Iowa, Daven Drug in Los Angeles, California and Medi-Centre Pharmacy in Lansing, Michigan The aggregate purchase price for all businesses acquired during the nine months ended March 31, 1997 was $155,461,000 consisting of $125,727,000 in cash, $5,309,000 of debt and
    $24,425,000 of Class A Common Stock of the Company.

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

         Unaudited pro forma data, as though the Company had completed its initial and secondary public offerings and had purchased each of these businesses as of July 1, 1995, are set forth below:


                                                Nine Months               Nine Months
                                                   Ended                     Ended
                                               March 31, 1997            March 31, 1996
                                               --------------            --------------
                                             (In thousands, except per share information)
         Revenues                              $     254,812               $   229,595

         Net income (A)                        $       8,012               $     1,387

         Net income per common share (A)       $        0.51               $      0.18

    (A) The pro forma results of operations of the Company for the nine months ended March 31, 1996, include a one-time, non-recurring charge of $2,811,000 in connection with the termination of compensation arrangements with the prior owners of certain acquired businesses which had the effect of reducing the net income per share by $0.20.

4. During April 1997, the Company acquired Vangard Labs, Inc. (Vangard) for $3,800,000 in cash. Vangard is a drug packaging company. The results of Vangard have not been included in the pro forma results above.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                   THREE AND NINE MONTHS ENDED MARCH 31, 1997

Results of Operations

Revenues for the three months ended March 31, 1997 increased 159.9% to $78,539,000 from $30,209,000 recorded in the comparable period in fiscal 1996. For the nine months ended March 31, 1997, revenues increased 125.5% to $180,904,000 from $80,236,000 recorded in the comparable period in fiscal 1996.

The increase in quarter and year to date revenues over comparable prior year periods is primarily attributed to two factors: the Company's acquisition program and internal growth. Of the $100,668,000 increase for the nine months ended March 31, 1997, $60,255,000 was due to the acquisitions of Advanced Rx Services, Inc. in July, 1996, IPAC Pharmacy, Inc., Medical Arts Pharmacy, Northside Pharmacy Inc., Thrifty Medical Supply, Inc., and Thrifty Medical of Tulsa L.L.C. in August, 1996, Hudson Pharmacy of Wichita, Inc., in September, 1996, Spectrum Health Services, Inc. in October, 1996, Clinical Health Systems in November, 1996, Rescot Systems Group, Inc., W.P. Malone, Inc., Long Term Care Pharmacy Services and Eakles Drug Store, Inc. in January, 1997, Pharmacare, Advanced Pharmaceutical Services, Inc. and Dahlin Pharmacy, Inc. in February, 1997 and Stoll Services, Inc., Cooper Hall Pharmacy, Inc., Hammer Incorporated, Daven Drug, and Medi-Centre Pharmacy in March, 1997. In addition, $27,963,000 of the increase is attributable to revenues for the first nine months of fiscal 1997 including a full period of operations for fiscal 1996 acquisitions. These fiscal 1996 acquisitions include Corinthian Healthcare Systems, Inc., acquired in September, 1995, The Apothecary, Inc., acquired in November, 1995, DeMoss Rexall Drugs, Inc., acquired in December, 1995, Care Plus Pharmacy acquired in April, 1996, Uni-Care Health Services Inc. and Uni-Care Health Services of Maine acquired in May, 1996, and Family Care Nursing Home Service, Inc. and Care Unlimited, Inc. acquired in June, 1996. Internal growth accounted for $12,450,000 of the increase as the Company's existing operations continued to grow through marketing efforts to new and existing clients, increased drug utilization of long-term care facility residents, and the growth and integration of new and existing products and services. The total number of beds serviced by the Company as of March 31, 1997 increased 192% to 146,000 beds, from 50,000 beds at March 31, 1996.

Of the $48,330,000 increase in revenues for the three months ended March 31, 1997, $36,593,000 was due to the fiscal 1997 acquisitions noted above. In addition, $6,798,000 of the increase is attributable to revenues for the three months ended March 31, 1997 including a full period of operation for the fiscal 1996 acquisitions noted above and internal growth accounted for $4,939,000 of the increase.

Cost of revenues for the three months ended March 31, 1997 increased 165.2% to $58,867,000, from $22,197,000 recorded in the comparable period in fiscal 1996. For the nine months ended March 31, 1997, cost of revenues increased 132.0% to $135,013,000 from $58,183,000 recorded in the comparable period in fiscal 1996. Cost of revenues as a percentage of revenues for the three and nine month periods ended March 31, 1997 was 74.9% and 74.6%, respectively, compared to 73.5% and 72.5% for the comparable periods during the prior fiscal year.

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

Selling, general and administrative expenses for the three months ended March 31, 1997 increased 162.1% to $14,718,000, from $5,616,000 recorded in the comparable period in fiscal 1996. For the nine months ended March 31, 1997, selling, general and administrative expenses increased 109.1% to $33,547,000 from $16,044,000 recorded in the comparable period in fiscal 1996. Selling, general and administrative expenses as a percentage of revenues was 18.7% and 18.5% for the three and nine month periods ended March 31, 1997, compared to 18.6% and 20.0% during the comparable periods in fiscal 1996. The percentage decrease for the nine month period ended March 31,

1997 is the result of operational efficiencies and continuing efforts to leverage corporate overhead over a larger revenue base. The increase in selling, general, and administrative expenses in absolute dollars is mainly attributable to expenses associated with the operations of businesses acquired during the current fiscal year.

Special compensation of $2,811,000 for the nine months ended March 31, 1996 represents a one-time, non-recurring charge resulting from the termination of compensation and performance incentive arrangements with the prior owners of certain acquired businesses.

As a result of interest income of $799,000 and $2,514,000, interest expense, net of interest income, decreased to $(517,000) and $(1,650,000) for the three and nine months ended March 31, 1997, from $394,000 and $1,775,000 during the comparable periods in fiscal 1996. These decreases are primarily attributed to the reduction of long-term debt with funds from the initial public offering completed on February 14, 1996 and interest income earned on funds from a public offering completed on October 4, 1996.

Liquidity and Capital Resources

Net cash provided by operating activities was $10,196,000 for the nine months ended March 31, 1997, as compared to net cash used in operating activities of $3,271,000 during the comparable period in fiscal 1996. Net cash provided by operating activities increased from the comparable period in fiscal 1996 due to increased profitability and an increase in accrued expenses and other liabilities. The increase in accrued expenses and other liabilities resulted primarily from an increase in income taxes payable, an increase in trade accounts payable and accrued expenses associated with new acquisitons and the timing of payment of certain accruals. These cash flow increases were offset by increases in accounts receivable and inventory during the period.

Net cash used in investing activities increased to $142,040,000 during the nine months ended March 31, 1997, as compared to $17,282,000 during the comparable period in fiscal 1996. The increase is primarily the result of fiscal 1997 acquisitions, as well as an increase in capital expenditures. Significant capital expenditures during the nine months ended March 31, 1997 included computer and information systems equipment, computer software, furniture and fixtures at a new facility in Eastlake, Ohio, leasehold improvements and medication carts for new and existing customers.

Net cash provided by financing activities increased to $131,591,000 during the nine months ended March 31, 1997, from $61,019,000 during the comparable period in fiscal 1996. The increase is primarily the result of funds received from a secondary public offering completed on October 4, 1996.

The Company is currently in the process of negotiating a new $150,000,000 credit facility. The Company believes that its cash and available sources of capital, including funds anticipated to be available under the new credit facility, are sufficient to meet its normal operating requirements and acquisition needs through June 30, 1998.

Factors That May Affect Future Results

Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements. Factors that may cause actual results to differ materially from those in the forward-looking statements include the availability and cost of attractive acquisition candidates, continuation of various trends in the long-term care market (including the trend toward consolidation), competition among providers of long-term care pharmacy services, the availability of capital for acquisitions and capital requirements, changes in regulatory requirements and reform of the health care delivery system.

ITEM 2. CHANGES IN SECURITIES

The following information is furnished as to all equity securities of the Company sold during the third fiscal quarter that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

(A) On January 2, 1997 the Company issued 129,729 shares of its Class A Common Stock to five stockholders in connection with the acquisition of certain assets of Rescot Systems Group, Inc. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(B) On January 6, 1997 the Company issued 74,074 shares of its Class A Common Stock to five stockholders in connection with the acquisition of certain assets of W. P. Malone, Inc. Exemption from registration is claimed under
     Section 4(2) of the Securities Act.

(C) On January 8, 1997 the Company issued 100,869 shares of its Class A Common Stock to five stockholders in connection with the acquisition of certain assets of Loomis Enterprises, Inc. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(D) On February 1, 1997 the Company issued 4,506 shares of its Class A Common Stock to one stockholder in connection with the acquisition of certain assets of Wabash Valley Rehabilitation, Inc. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(E) On February 4, 1997 the Company issued 15,384 shares of its Class A Common Stock to one stockholder in connection with the acquisition of certain assets of Pharmacare. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(F) On February 14, 1997 the Company issued 108,970 shares of its Class A Common Stock to one stockholder in connection with the acquisition of certain assets of Advanced Pharmaceutical Services, Inc. and the stock of Kinetic Services, Inc. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(G) On March 7, 1997 the Company issued 106,232 shares of its Class A Common Stock to one stockholder in connection with the acquisition of certain assets of Stoll's Services, Inc. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(H) On March 11, 1997 the Company issued 64,190 shares of its Class A Common Stock to one stockholder in connection with the acquisition of certain assets of Daven Drug, Inc. Exemption from registration is claimed under
     Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Numbers           Exhibit
                  -------           -------

                     11             Computation of Earnings Per Common Share

                     15             Independent Accountants' Review Report

                     27             Financial Data Schedule

         (b)      Reports on Form 8-K:

                  (1) On February 14, 1997 the Company amended its Current
                      Report on Form 8-K dated November 1, 1996, relating to the acquisition of Clinical Health Systems.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NCS HealthCare, Inc.
                                  (Registrant)

Date:    May 15, 1997       By    /s/     Kevin B. Shaw
                                 -----------------------------------------------
                                 Kevin B. Shaw
                                 President, Chief Executive Officer and Director (Principal Executive Officer)

Date:    May 15, 1997       By   /s/      Jeffrey R. Steinhilber
                                 -----------------------------------------------
                                 Jeffrey R. Steinhilber
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and
                                   Accounting Officer)