Form 10-K
period 1997-06-30
NCS HEALTHCARE INC
filed 1997-08-08
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)        ANNUAL REPORT PURSUANT TO SECTION NO 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
                  [X] FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  [ ] FOR THE TRANSITION PERIOD FROM _________________________
                           TO ___________________

                         COMMISSION FILE NUMBER 0-27602

                              NCS HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                 34-1816187
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  identification no.)

 3201 Enterprise Parkway, Beachwood, Ohio                     44122
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of June 30, 1997, the registrant had 11,313,638 shares of Class A Common Stock, par value $.01 per share, and 6,742,742 shares of Class B Common Stock, par value $.01 per share, issued and outstanding. As of that date, the aggregate market value of these shares, which together constitute all of the voting stock of the registrant, held by non-affiliates was $384,958,595 (based upon the closing price of $30.375 per share of Class A Common Stock on the NASDAQ National Market on June 30, 1997). For purposes of this calculation, the registrant deems the 97,185 shares of Class A Common Stock and the 5,285,661 shares of Class B Common Stock held by all of its Directors and executive officers to be the shares of Class A Common Stock and Class B Common Stock held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held in 1997 are incorporated by reference into Part III of this Form 10-K.

         Except as otherwise stated, the information contained in this Form 10-K is as of June 30, 1997.

                              NCS HEALTHCARE, INC.
                        1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.        BUSINESS                                                                      1
ITEM 2.        PROPERTIES                                                                   11
ITEM 3.        LEGAL PROCEEDINGS                                                            12
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          12
ITEM 4A.       EXECUTIVE OFFICERS OF THE COMPANY                                            13

                                     PART II

ITEM 5.        MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS        15
ITEM 6.        SELECTED FINANCIAL DATA                                                      16
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS                                                        17
ITEM 7a.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                  20
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE                                                         36

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                              36
ITEM 11.       EXECUTIVE COMPENSATION                                                       36
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT               36
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                               36

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K             37

                                     PART I

ITEM 1. BUSINESS

GENERAL

         NCS HealthCare, Inc. (the "Company" or "NCS") is a leading independent provider of pharmacy services to long-term care institutions including skilled nursing facilities, assisted living facilities and other institutional health care settings. The Company purchases and dispenses prescription and non-prescription pharmaceuticals and provides client facilities with related management services, automated medical record keeping, drug therapy evaluation and regulatory assistance. The Company also provides a broad array of ancillary health care services to complement its core pharmacy services, including infusion therapy, physical, speech and occupational therapies and nutrition management and other services. The Company is considered to operate principally in one business segment.

         NCS entered the long-term care pharmacy services industry in 1986 with the acquisition of Modern Pharmacy Consultants, Inc. in Northeastern Ohio. Through June 30, 1997, the Company had completed a total of 37 acquisitions (other than fold-in acquisitions) including 22 acquisitions since the beginning of fiscal 1997. As a result of these acquisitions, the Company has expanded its geographic presence into 23 states serving approximately 152,000 residents.

         On February 14, 1996, the Company issued 4,476,000 shares of Class A Common Stock at $16.50 per share in connection with its initial public offering. A portion of the net proceeds from the stock issuance were used to repay approximately $27,000,000 of outstanding indebtedness under long and short-term borrowings. The remaining proceeds were used to fund business acquisitions.

         On October 4, 1996, the Company completed a public offering of 4,235,000 shares of Class A Common Stock at $31.00 per share in connection with a public offering. A portion of the net proceeds were used to repay approximately $7,000,000 of outstanding indebtedness under short-term borrowings. The remaining proceeds were used to fund business acquisitions.

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

BUSINESS STRATEGY

         NCS's strategy is to capitalize on industry trends and Company expertise to strengthen its position as a leading provider of high quality, integrated pharmacy and related services to institutional clients. The Company intends to implement this strategy by continuing its aggressive acquisition and development program, identifying and standardizing "best practices," cross marketing its services across its customer base to generate internal growth, utilizing its proprietary technology to deliver information and providing a broad array of ancillary health care services to complement its core pharmacy services.

                  ACQUISITION AND DEVELOPMENT PROGRAM. NCS is continuing its aggressive acquisition program to capitalize on consolidation opportunities in the institutional pharmacy market. As of June 30, 1997, the Company had completed 37 acquisitions (other than fold-in acquisitions), including 22 acquisitions since the beginning of fiscal 1997. In addition, the Company completed 27 fold-in acquisitions in fiscal 1997. Through consolidation, the Company believes it can achieve substantial economies of scale in areas such as drug purchasing and can create efficiencies by consolidating administrative functions, centralizing formulary management, providing management information systems support and otherwise streamlining operations. In addition, by identifying areas in which acquired companies outperform NCS and standardizing these "best practices" Company-wide, the Company strives to provide its customers with the highest quality services possible.

                  In addition, NCS has developed the systems and competencies necessary to establish new market locations with the breadth of services and standards of quality of existing branches. To date, NCS has developed new sites in three locations, and the Company intends to develop additional sites in markets in which competitive factors and economics make a start-up preferable to an acquisition.

SERVICES

         The Company has traditionally provided institutional pharmacy and infusion products and services to long-term care facility residents. In recent years, NCS has developed an array of services which address the needs of long-term care facilities to accommodate higher acuity admissions and manage costs. NCS believes that it is one of the few companies capable of offering customers the depth and breadth of these products and services. For the year ended June 30, 1997, approximately 75% of the Company's revenues were derived from providing pharmacy and consultant pharmacy services to long-term care facilities. An additional 7% of revenues were derived from providing infusion therapy services, 3% were derived from providing other therapies and the remaining 15% were primarily derived from providing various other products and services, including nutrition management, oxygen and Medicare Part B.

         PHARMACY SERVICES. The Company's core business is providing pharmaceutical dispensing services to residents of long-term care facilities and other institutions. The Company purchases, repackages and dispenses prescription and non-prescription medication in accordance with physician orders and delivers such prescriptions at least daily to long-term care facilities for administration to residents by the nursing staffs of these facilities. The Company typically serves facilities within a two hour drive time of its distribution facility and provides 24 hour coverage 365 days per year. As of June 30, 1997, the Company provided its services from 52 sites in 23 states. NCS also provides its services through the management of third party institutional pharmacies.

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

         At those sites at which Concord, the Company's proprietary computer system, has been implemented, the Company utilizes its work flow control to improve efficiencies and uses its bar-coding system to enhance safety. Under this system, a bar code label is applied to each unit dose package. In most cases, this step is executed by the Company. At the request of the Company, certain manufacturers have begun to provide pharmaceuticals which are pre-packaged and bar coded. Through bar coding, information relating to the contents and destination of each unit dose package distributed can be automatically entered into the Concord system. This bar code technology enables the Company to monitor pharmaceuticals throughout the production and distribution process, thereby reducing errors, improving pharmacy control and enhancing production efficiency.

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

         OTHER THERAPIES. In 1993, the Company began providing physical, speech and occupational therapy services. The Company currently provides these services to residents of 62 long-term care facilities.

         NUTRITION MANAGEMENT. NCS assists long-term care facilities in menu planning, purchasing and managing their dietary operations. Because the food service area is typically one of the principal areas of regulatory violations, this is an area of critical concern to long-term care facility operators. Currently, NCS provides this service to over 185 long-term care facility customers.

         OTHER. The Company also provides long-term care facilities with assistance in complying with regulations concerning healthy and sanitary environments. The Company also assists its customers with various regulatory compliance matters and products and services relating to durable medical equipment ("DME"), oxygen and Medicare Part B products and services. Finally, NCS offers specialized educational services that aid facilities in the training of their staffs. These services include surveys to prepare facilities for state reviews and training on appropriate nursing techniques in infusion therapy, wound care management and restorative nursing.

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

ACQUISITION PROGRAM

         The Company intends to continue to pursue a strategy of growth through acquisitions. Between 1986 and June 30, 1997, NCS completed 37 acquisitions (other than fold-in acquisitions), including 22 acquisitions since the beginning of fiscal 1997. The Company believes that through consolidation of other institutional pharmacies it can provide a broad array of high quality pharmacy and related services in a cost effective manner. Acquisition and effective integration can result in efficiencies in service delivery, management, marketing, information systems and administrative functions, substantial increases in purchasing leverage, particularly with respect to drug purchases, the ability to provide a broad range of ancillary services complementary to the Company's core pharmacy services and the geographic scope necessary to service multi-facility customers and market to managed care payors.

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

         Concord has been developed over a period of five years and is supported by sixteen on-site programmers, a full-time corporate management information system staff of 86 employees and several outside consultants. As of June 30, 1997, 11 of the Company's largest distribution facilities, representing approximately 31% of the Company's pharmacy revenues, had been converted to Concord. The Company has recently completed development of Concord DX, the second generation of the Company's proprietary Concord system. Concord DX combines features of NCS's Concord technology with those of the Rescot Systems Group (acquired in January 1997). Concord DX has been developed to provide customers with time savings and the ability to access the Company's pharmacy information systems. NCS On-Line, a key feature of Concord DX, has been designed to provide customers with the ability to reorder "on-line," view and print various on-line reports and obtain other time saving information. The Company believes that access to both clinical and financial information is a key factor in improving care and managing costs. The Company also believes that this system will facilitate a unified NCS culture through improved site-to-site communication and will enhance the Company's ability to deliver high quality, standardized services throughout its geographic market.

SALES AND MARKETING

         In marketing to existing customers, NCS has organized the selling efforts of each formerly independent location into a single sales force consisting of 39 field service representatives, four sales managers and six internal sales personnel. All field sales representatives are trained in each of the Company's products and services and sell these services throughout their respective geographic territories. A typical territory consists of approximately 250 long-term care facilities, and the salesperson follows an eight week call cycle. These individuals are paid base salaries with commissions comprising up to 75% of a successful salesperson's compensation. The Company believes that long-term care facilities change institutional pharmacies fairly infrequently, but when a change is made, it is generally the result of a competitor's ability to offer better service or a broader array of products and services.

PURCHASING

         NCS purchases pharmaceuticals primarily through a national wholesale distributor, with whom it has negotiated a prime vendor contract, and directly from certain pharmaceutical manufacturers. The Company also is a member of industry buying groups that contract with manufacturers for volume-based discounted prices which are passed through to the Company by its wholesale distributor. The Company has numerous sources of supply available to it and has not experienced any difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of its business.

CUSTOMERS

         At June 30, 1997, NCS had contracts to provide services to approximately 152,000 residents in 23 states. These contracts, as is typical in the industry, are generally for a period of one year but are terminable by either party for any reason upon thirty days' written notice. As of June 30, 1997, no individual customer or market group represents more than 5% of the total sales of the Company's institutional pharmacy business.

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

REIMBURSEMENT AND BILLING

         As is generally the case for long-term care facility services, NCS receives payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), private third-party insurers and long-term care facilities. For the fiscal year ended June 30, 1997, the Company's payor mix was approximately 36% Medicaid, 4% Medicare, 18% private pay, 9% third party insurance and other and 33% long-term care facilities, including amounts for which the long-term care facility receives reimbursement under Medicare Part A. Medicare and Medicaid are highly regulated. The failure of NCS and/or its client institutions to comply with applicable reimbursement regulations could adversely affect the Company's business.

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

        General. In the ordinary course of its business, the Company is subject to inspections, audits, inquiries and similar actions by governmental authorities responsible for enforcing the laws and regulations to which the Company is subject. In January 1997, governmental authorities requested information from the Company in connection with an audit and investigation of the circumstances surrounding the apparent drug-related homicide of a non-management employee of one of the Company's pharmacies. The information provided relates to the Company's inventory and the possible theft of controlled substances from this pharmacy. The Company has cooperated fully with the investigation. In addition, the Company has conducted an internal review which identified inadequacies in record keeping and inventory control at this pharmacy. In a meeting with the governmental authorities in August 1997, the Company discussed its findings and those of the government and documented corrective measures taken by the Company. The regulatory authorities have not advised the Company as to what, if any, enforcement action they intend to take with respect to this matter. The Company has also reviewed its procedures at other pharmacies and believes that this matter represents an isolated incident.

EMPLOYEES

         As of June 30, 1997, the Company had approximately 2,350 full-time employees. None of the employees are represented by a union. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES

         The Company presently maintains its executive offices in approximately 6,000 square feet of space in Beachwood, Ohio pursuant to a lease expiring in 2000 with an unaffiliated third party. NCS currently considers this space to be sufficient for its corporate headquarters operations.

         As of June 30, 1997, the Company leased or owned 68 properties in 23 states with a total square footage of 543,000 square feet ranging in size from approximately 700 square feet to approximately 38,000 square feet. The terms of the leases relating to these properties vary in length remaining, from one month to ten years and, in some cases, include options to extend. For information concerning the Company's rental obligations, see Note 5 (Operating Leases) of the Notes to Consolidated Financial Statements, which is set forth at Item 8 to this Form 10-K Annual Report.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings incidental to the conduct of its business. The Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY*

         The name, age and positions of each of the Company's executive officers are as follows:

NAME                                       AGE             POSITION
----                                       ---             --------

Jon H. Outcalt                              61             Chairman of the Board of Directors
Kevin B. Shaw                               40             President, Chief Executive Officer and
                                                           Director
Phyllis K. Wilson                           56             Executive Vice President and Director
Jeffrey R. Steinhilber                      40             Senior Vice President and Chief Financial Officer
Norman D. Leibow                            65             Senior Vice President
William B. Byrum                            53             Vice President - Corporate Development
Marvin R. Richardson                        40             Senior Vice President - Sales and Marketing
Patrick Morris                              37             Senior Vice President
A. Malachi Mixon III                        57             Director
James B. Naylor                             43             Director
Richard L. Osborne                          59             Director
Boake A. Sells                              60             Director

*Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

         Jon H. Outcalt, Chairman of the Board, is a founding principal of NCS and has served as Chairman of the Board since 1986. He was a Senior Vice President of Alliance Capital Management L.P., a global investment management company, from 1975 to December 1995. Mr. Outcalt serves on the Board of Directors of Myers Industries, Inc., a manufacturer of plastic and rubber parts for the automotive and other industries, and Ohio Savings Financial Corporation, a savings and loan holding company. He is a graduate of Trinity College (B.A.) and the Wharton Graduate School of Business (M.B.A.).

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

         Phyllis K. Wilson, R.PH., Executive Vice President and a Director of the Company since November, 1993, is the founder of NCS's Columbus, Ohio operation and heads the corporate and support functions of the Company. From 1989 to June 1995, she was responsible for corporate development and oversaw the Company's Ohio and Michigan operations. She is past President of the Ohio State Board of Pharmacy and served on the Board from 1977 to 1985. Ms. Wilson is a founding member of the American Society of Consultant Pharmacists and is a graduate of Ohio State University with a B.S. in Pharmacy.

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

         Marvin R. Richardson, Senior Vice President - Sales and Marketing for the Company since March 1997, joined NCS in June 1995 as a Regional Vice President. From 1991 to 1995, Mr. Richardson was the founder and President of Quality Health Care of Indiana prior to its acquisition by the Company. He is a graduate of Purdue University with a B.S. in Pharmacy.

         Patrick Morris, Senior Vice President of the Company, joined the Company in February 1997. Mr. Morris was with the law firm of Calfee, Halter & Griswold LLP, Cleveland, Ohio from 1985 to February 1997, and was a partner in such firm from 1993 to February 1997. Mr. Morris is a graduate of Trinity College (B.A.) and Case Western Reserve University School of Law (J.D.).

         A. Malachi Mixon III, a Director of the Company since December 1994, has been the Chief Executive Officer and Director of Invacare Corporation since 1979 and, since 1983, its Chairman of the Board. Mr. Mixon also served as President of Invacare Corporation from 1979 to 1996. Invacare Corporation is a leading worldwide manufacturer and distributor of home health care products. He serves as a Director of Lamson & Sessions Co., a supplier of engineered thermoplastic products, and Sherwin-Williams Company, a producer and distributor of coatings and related products, and is Chairman of the Board of Trustees of The Cleveland Clinic Foundation, one of the world's leading health care institutions. Mr. Mixon is a graduate of Harvard College (B.A.) and the Harvard Graduate School of Business (M.B.A.).

         James B. Naylor, a Director of the Company since 1986, has been the President of Federal Process Corporation, a manufacturer and distributor of industrial products, since July 1993. From August 1986 to October 1995, Mr. Naylor was Executive Vice President of Aberdeen Group, Inc. and from November 1986 to July 1995, he was Vice President of Modern Pharmacy Consultants. He was formerly with Booz, Allen & Hamilton, Inc. and with Invacare Corporation, a leading worldwide manufacturer and distributor of home health care products. Mr. Naylor is a graduate of Dartmouth College (B.A.) and the Harvard Graduate School of Business (M.B.A.).

         Richard L. Osborne, a Director of the Company since 1986, has served as the Executive Dean of the Weatherhead School of Management, Case Western Reserve University, Cleveland, Ohio, since 1971. Mr. Osborne serves on the Board of Directors of Myers Industries, Inc., a manufacturer of plastic and rubber parts for the automotive and other industries, New Horizons Worldwide, Inc., a provider of computer training services, and Ohio Savings Financial Corporation, a savings and loan holding company. He is a graduate of Bowling Green State University (B.S.) and Case Western Reserve University (M.S.).

         Boake A. Sells, a Director of the Company since November 1993, has been a self-employed private investor since June 1992. He was Chairman of the Board, President and Chief Executive Officer of Revco D.S., Inc. from September 1987 to June 1992, and was formerly President and Chief Operating Officer of Dayton Hudson Corporation and President and Chief Operating Officer of Cole National Corporation. Mr. Sells is a Director of Harrah's Entertainment, Inc., a leading casino gaming company. He is a graduate of the University of Iowa (B.A.) and the Harvard Graduate School of Business (M.B.A.).

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Class A Common Stock is traded on the Nasdaq National Market under the symbol NCSS. The Class A Common Stock was initially offered to the public on February 14, 1996 at a price of $16.50 per share and commenced trading on The two Nasdaq Stock Market, Inc. on that date. The following table sets forth, for the two fiscal years ended June 30, 1997, the high and low sale prices per share for the Class A Common Stock, as reported on the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

                                                    HIGH            LOW
                                                    ----            ---
1996
Third Quarter (from February 19, 1996)              $26.50       $20.00
Fourth Quarter                                       34.50        24.50

1997
First Quarter                                        34.88        23.25
Second Quarter                                       35.00        26.00
Third Quarter                                        35.25        22.25
Fourth Quarter                                       30.50        19.25

         On July 31, 1997, the last sale price of the Class A Common Stock as reported by Nasdaq was $28.125 per share. As of July 31, 1997, there were approximately 267 holders of record of the Class A Common Stock.

        The Company has never declared or paid cash dividends on its Class A Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any dividends in the foreseeable future. The Company anticipates that the credit facility it is currently negotiating will limit the ability of the Company to pay cash dividends on its Common Stock. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion.

        The following information is furnished as to all equity securities of the Company sold during the fourth fiscal quarter that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

(a) On April 7, 1997 the Company issued 9,519 shares of its Class A Common Stock to five stockholders in connection with the acquisition of Loomis Enterprises, Inc. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(b) On May 1, 1997 the Company issued 13,186 shares of its Class A Common Stock to one stockholder in connection with the acquisition of certain assets of RX Express Pharmacy Services, Inc. Exemption from registration is claimed under
Section 4(2) of the Securities Act.

(c) On May 5, 1997 the Company issued 19,202 shares of its Class A Common Stock to three stockholders in connection with the acquisition of certain assets of Advanced RX Services, Inc. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(d) On May 28, 1997 the Company issued 179,281 shares of its Class B Common Stock to three stockholders in connection with the merger of HLF Adult Home Pharmacy Corp. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(e) On May 30, 1997 the Company issued 206,441 shares of its Class B Common Stock to two stockholders in connection with the merger of Look Drug Stores, Inc. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(f) On June 13, 1997 the Company issued 106,757 shares of its Class A Common Stock to one stockholder in connection with the conversion of a Non-Negotiable 8% Convertible Promissory Note Exemption from registration is claimed under
Section 3(a)(9) of the Securities Act.

(g) On June 23, 1997 the Company issued 65,812 shares of its Class A Common Stock to one shareholder in connection with the conversion of a Non-Negotiable 8% Convertible Promissory Note. Exemption from registration is claimed under
Section 3(a)(9) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

                                                                              YEAR ENDED JUNE 30,
                                                         1993           1994           1995         1996           1997
                                                         ----           ----           ----         ----           ----
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF INCOME DATA:
Revenues                                               $ 33,620       $ 48,205       $ 65,602     $ 113,281      $ 275,040
Cost of revenues                                         24,646         34,288         46,570        82,415        205,536
                                                        -------        -------        -------     ---------      ---------
Gross profit                                              8,974         13,917         19,032        30,866         69,504
Selling, general and
  administrative expenses                                 7,037         10,531         14,539        22,236         51,153
Special compensation (1)                                     -               -              -         2,811              -
                                                        -------        -------        -------     ---------      ---------
Operating income                                          1,937          3,386          4,493         5,819         18,351
Interest expense (income), net                              428            525          1,089         1,611         (1,576)
                                                        -------        -------        -------     ---------      ---------
Income before income taxes                                1,509          2,861          3,404         4,208         19,927
Income tax expense                                          696          1,327          1,536         1,852          8,655
                                                        -------        -------        -------     ---------      ---------
Net income                                              $   813        $ 1,534        $ 1,868     $   2,356      $  11,272
                                                        =======        =======        =======     =========      =========

Net income per share                                    $  0.13        $  0.24        $  0.28      $   0.26      $    0.70
                                                        =======        =======        =======     =========      =========
Shares used in the computation                            6,303          6,424          6,764         8,971         16,191
                                                        =======        =======        =======     =========      =========

                                                                              YEAR ENDED JUNE 30,
                                                          1993           1994          1995          1996           1997
                                                          ----           ----          ----          ----           ----
                                                                                (IN THOUSANDS)

BALANCE SHEET DATA:
Cash and cash equivalents                                $  577        $   384        $   286      $ 21,460       $  8,160
Working capital                                           1,383          5,920         10,616        48,336         53,164
Total assets                                              8,651         15,556         38,595       110,668        321,030
Long-term debt, excluding
  current portion                                         1,575          4,608         18,505         1,961          8,043
Convertible subordinated
  debentures                                                  -              -          1,900         6,549          4,813
Stockholders' equity                                      1,426          4,173          8,117        91,100        253,226

(1) Represents a one-time, non-recurring charge in connection with the termination of certain compensation arrangements with the prior owners of certain acquired businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the Company's Statements of Income, expressed as a percentage of total revenues.

                                                                  YEAR ENDED JUNE 30,
                                                           ----------------------------------
                                                            1995           1996          1997
                                                            ----           ----          ----

Revenues                                                   100.0%        100.0%         100.0%
Cost of revenues                                            71.0          72.8           74.7
                                                           -----         -----          -----
Gross margin                                                29.0          27.2           25.3
Selling, general and administrative expenses                22.1          19.6           18.6
Special compensation                                          --           2.5             --
                                                           -----         -----          -----
Operating income                                             6.9           5.1            6.7
Interest expense (income), net                               1.7           1.4           (0.6)
                                                           -----         -----          -----
Income before income taxes                                   5.2           3.7            7.3
Income tax expense                                           2.3           1.6            3.2
                                                           -----         -----          -----
Net income                                                   2.9%          2.1%           4.1%
                                                           =====         =====          =====

         Years Ended June 30, 1997 and 1996

         Revenues for the year ended June 30, 1997 increased 142.7% to $275.0 million from $113.3 million for the year ended June 30, 1996. The increase in revenues over the prior fiscal year is primarily attributable to two factors: the Company's acquisition program and internal growth. Of the $161.7 million increase in revenues for the year ended June 30, 1997, $107.7 million was due to the acquisitions of Advanced Rx Services, Inc. in July 1996, IPAC Pharmacy, Inc., Medical Arts Pharmacy, Northside Pharmacy Inc., Med-Equip, Thrifty Medical Supply, Inc. and Thrifty Medical of Tulsa L.L.C. in August 1996, Hudson Pharmacy of Wichita, Inc. in September 1996, Spectrum Health Services, Inc. in October 1996, Clinical Health Systems in November 1996, Rescot Systems Group, Inc., W.P. Malone, Inc., Long Term Care Pharmacy Services and Eakles Drug Store, Inc. in January 1997, Pharmacare, Advanced Pharmaceutical Services, Inc. and Dahlin Pharmacy, Inc. in February 1997, Stoll Services, Inc., Cooper Hall Pharmacy, Inc., Hammer Incorporated, Daven Drug, and Medi-Centre Pharmacy in March 1997, Vanguard Labs, Inc. in April 1997, Long Term Care, Inc. in May 1997 and Look Drug Store, Inc. and HLF Adult Home Pharmacy in June 1997. In addition, $34.9 million of the increase in revenues is attributable to revenues for the fiscal year ended June 30, 1997 including a full period of operations for fiscal 1996 acquisitions. These fiscal 1996 acquisitions include Corinthian Healthcare Systems, Inc., acquired in September 1995, The Apothecary, Inc. acquired in November 1995, DeMoss Rexall Drugs, Inc., acquired in December 1995, Care Plus Pharmacy acquired in April 1996, Uni-Care Health Services Inc. and Uni-Care Health Services of Maine acquired in May 1996, and Family Care Nursing Home Service, Inc. and Care Unlimited, Inc. acquired in June 1996. Internal growth accounted for $19.1 million of the increase in revenues as the Company's existing operations continued to grow through marketing efforts to new and existing clients, increased drug utilization of long-term care facility residents, and the growth and integration of new and existing products and services. The total number of beds serviced by the Company as of June 30, 1997 increased 141.3% to 152,000 beds, from 63,000 beds at June 30, 1996.

         Cost of revenues for the year ended June 30, 1997 increased $123.1 million or 149.4% to $205.5 million from $82.4 million for the year ended June 30, 1996. Cost of revenues as a percentage of revenues for the year ended June 30, 1997 increased to 74.7% from 72.8% for the year ended June 30, 1996. The increase in cost of revenues as a percentage of revenues was primarily the result of two factors; acquisitions and a change in the State of Pennsylvania Medicaid reimbursement rates. First, at the time of acquisition, the gross margins of the acquired companies are typically lower than the Company as a whole. This is the result of several factors, including less advantageous purchasing terms, lack of formulary management and higher production costs. Second, during the second quarter of fiscal 1996, the State of Pennsylvania changed the reimbursement methodology under the State Medicaid program which resulted in a lower reimbursement percentage for Company's sites located in Pennsylvania.

         Selling, general and administrative expenses for the year ended June 30, 1997 increased $28.9 million or 130.2% to $51.1 million from $22.2 million for the year ended June 30, 1996. Selling, general and administrative expenses as a percentage of revenues for the year ended June 30, 1997 decreased to 18.6% from 19.6% for the year ended June 30, 1996. The percentage decrease for the year ended June 30, 1997 is the result of operational efficiencies and continuing efforts to leverage corporate overhead over a larger revenue base. The increase in selling, general, and administrative expenses in absolute dollars is mainly attributable to expenses associated with the operations of businesses acquired during fiscal year ended June 30, 1997.

         Special compensation of $2.8 million for the year ended June 30, 1996 represents a one-time, non-recurring charge resulting from the termination of compensation and performance incentive arrangements with the prior owners of certain acquired businesses.

         Operating income for the year ended June 30, 1997 increased $12.5 million or 215.4% to $18.4 million from $5.8 million for the year ended June 30, 1996. Excluding the one-time, non recurring charge described above, operating income for the year ended June 30, 1997 increased $9.7 million or 112.6% from $8.6 million for the year ended June 30, 1996. This improvement is attributable to increased sales volume generated during the year from acquisitions and internal growth. Operating income as percentage of sales for the year ended June 30, 1997 decreased slightly to 6.7% from 7.6% for the year ended June 30, 1996, excluding the one-time non-recurring charge.

         The Company had net interest income of $1.6 million for the year ended June 30, 1997, compared to net interest expense of $1.6 million during the year ended June 30, 1996. This change is primarily attributable to the reduction of long-term debt with funds from the Company's initial public offering completed on February 14, 1996 and interest income earned on funds from a secondary public offering completed by the Company on October 4, 1996.

Years Ended June 30, 1996 and 1995

         Revenues for the year ended June 30, 1996 rose $47.7 million or 72.7% to $113.3 million from the $65.6 million recorded in the comparable period of 1995. This increase is attributable to $35.9 million of revenues generated by acquisitions and $11.8 million of revenues relating to internal growth.

         Cost of revenues for the year ended June 30, 1996 grew to $82.4 million from $46.6 million for the year ended June 30, 1995, representing an increase of $35.8 million or 76.8%. Cost of revenues as a percentage of revenues increased to 72.8% for the year ended June 30, 1996 from 71.0% for the year ended June 30, 1995. The increase in cost of revenues was primarily the result of acquisitions. At the time of acquisition, the cost of revenues as a percentage of revenues of the acquired companies was generally higher as a result of several factors, including less advantageous purchase contracts, lack of formulary management and higher production costs.

         Selling general and administrative expenses for the year ended June 30, 1996 was $22.2 million compared to $14.5 million for the year ended June 30, 1995, representing an increase of $7.7 million or 53.1%. Selling, general and administrative expenses as a percentage of revenues decreased from 22.1% for the year ended June 30, 1995 to 19.6% for the year ended June 30, 1996. The increase in selling, general and administrative expenses in absolute terms was mainly attributable to acquisitions completed since June 30, 1995. The decrease in percentage terms was due to the relatively fixed nature of corporate general and administrative expenses.

         Special compensation of $2.8 million for the year ended June 30, 1996 represents a one-time, non-recurring charge in connection with the termination of certain compensation and performance incentive arrangements with the prior owners of certain acquired businesses.



















         Operating income for the year ended June 30, 1996 was $5.8 million compared to operating income of $4.5 million for the year ended June 30, 1995. Excluding the one-time, non-recurring charge described above, operating income for the year ended June 30, 1996 was $8.6 million or a 91.1% increase over the $4.5 million for the year ended June 30, 1995. This improvement reflects increased sales volume and the continued benefit of the Company's operating leverage which is due to the higher rate of growth in revenues and gross profit than in general and administrative expenses. As a percentage of total revenues, operating income, excluding the one-time, non-recurring charge, increased to 7.6% for the year ended June 30, 1996 form 6.9% for the year ended June 30, 1995.

Liquidity and Capital Resources

         Net cash provided by (used in) operating activities was $1.3 million, $(2.1) million and $8.3 million in 1995, 1996 and 1997, respectively. Cash provided by operating activities increased during 1997 due to increased profitability and an increase in trade accounts payable and accrued expenses. The increase in accrued expenses resulted primarily from an increase in accrued expenses associated with new acquisitions and the timing of payment of certain accruals. These cash flow increases were offset by increases in trade accounts receivable and inventory. Cash provided by operating activities decreased during 1996 primarily due to an increase in trade accounts receivable and a decrease in accounts payable.

         Net cash used in investing activities increased from $16.7 million in 1995 to $26.8 million in 1996 to $150.0 million in 1997. The increase is primarily the result of acquisitions, as well as an increase in capital expenditures.

         The Company made capital expenditures of $2.8 million in 1995, $4.7 million in 1996 and $9.9 million in 1997. The increase is primarily attributable to purchases of computer and information systems equipment, computer software, furniture and fixtures at a new facility in Eastlake, Ohio, leasehold improvements and medication carts for new and existing customers.

         Net cash provided by financing activities increased from $15.3 million in 1995 to $50.0 million in 1996 to $128.4 million in 1997. The increase during 1997 is primarily the result of funds received from a secondary public offering completed by the Company on October 4, 1996. The increase during 1996 is primarily the result of funds received from an initial public offering completed by the Company on February 14, 1996.

The Company's future cash requirements and cash flow expectations are closely related to its expansion plans. The Company generally expects to meet future financing needs principally through proceeds from the issuance of convertible subordinated debentures and bank borrowings. The Company has executed a purchase agreement to sell up to $115 million of convertible subordinated debentures (debentures) due 2004. The debentures carry an interest rate of 5 3/4% and are convertible into Class A Common Stock. The Company currently has the ability to borrow up to $30 million under a demand bank note and is in the process of negotiating a new $150 million credit facility. This proposed credit facility, which may be secured by a pledge of the stock of the Company's subsidiaries, is subject to satisfactory completion of the lenders' due diligence, negotiation of a definitive credit agreement and other conditions precedent. There can be no assurance that these conditions will be satisfied or as to the timing of any new credit facility. The Company believes that its cash and available sources of capital, including funds anticipated to be available under the new credit facility and the proceeds from the sale of the debentures, will be sufficient to meet its normal operating requirements and acquisition needs through June 30, 1999.

The Company's effective tax rates were 45.1%, 44.0% and 43.4% for 1995, 1996 and 1997, respectively. The tax rates differ from the federal statutory rate primarily as a result of state and local income taxes and the non-deductibility of certain acquisition costs.

Factors That May Affect Future Results

Except for historical financial information contained in this Form 10-K, the statements made in this report are forward-looking statements. Factors that may cause actual results to differ materially from those in the forward-looking statements include the availability and cost of attractive acquisition candidates, continuation of various trends in the long-term care market (including the trend toward consolidation), competition among providers of long-term care pharmacy services, the availability of capital for acquisitions and capital requirements, changes in regulatory requirements and reform of the health care delivery system and other factors.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Financial Statements
Report of Independent Auditors........................................................    21
Consolidated Balance Sheets at June 30, 1996 and 1997.................................    22
Consolidated Statements of Income for each of the three years in the period ended June
  30, 1997............................................................................    24
Consolidated Statements of Stockholders' Equity for each of the three years in the
  period ended June 30, 1997..........................................................    25
Consolidated Statements of Cash Flows for each of the three years in the period ended
  June 30, 1997.......................................................................    26
Notes to Consolidated Financial Statements............................................    27


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
NCS HealthCare, Inc.

     We have audited the accompanying consolidated balance sheets of NCS HealthCare, Inc. and subsidiaries as of June 30, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCS HealthCare, Inc. and subsidiaries at June 30, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                               Ernst & Young LLP



August 1, 1997
Cleveland, Ohio

                     NCS HEALTHCARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                               JUNE 30,
                                                                         ---------------------
                                                                           1996         1997
                                                                         --------     --------
CURRENT ASSETS
  Cash and cash equivalents............................................  $ 21,460     $  8,160
  Trade accounts receivable, less allowance for doubtful accounts of
     $3,629 and $13,275 as of June 30, 1996 and 1997...................    27,762       70,476
  Inventories..........................................................     7,487       22,281
  Deferred income taxes................................................     1,644        5,582
  Prepaid expenses.....................................................       840          988
                                                                         --------     --------
          Total current assets.........................................    59,193      107,487
PROPERTY, PLANT AND EQUIPMENT
  Land.................................................................        64           78
  Building.............................................................     1,334        1,606
  Machinery, equipment and vehicles....................................     8,632       17,937
  Computer equipment...................................................     4,759       10,133
  Furniture, fixtures and leasehold improvements.......................     4,544       11,074
                                                                         --------     --------
                                                                           19,333       40,828
  Less accumulated depreciation and amortization.......................     9,050       17,519
                                                                         --------     --------
                                                                           10,283       23,309
Goodwill, less accumulated amortization of $1,041 and $5,119 as of June
  30, 1996 and 1997....................................................    39,101      180,723
Other assets, less accumulated amortization of $367 and $888 as of June
  30, 1996 and 1997....................................................     2,091        9,511
                                                                         --------     --------
TOTAL ASSETS...........................................................  $110,668     $321,030
                                                                         ========     ========

                             See accompanying notes

                     NCS HEALTHCARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               JUNE 30,
                                                                         ---------------------
                                                                           1996         1997
                                                                         --------     --------
CURRENT LIABILITIES
  Line of credit.......................................................  $     --     $ 10,285
  Trade accounts payable...............................................     4,968       15,054
  Accrued compensation and related expenses............................     2,813       12,332
  Other accrued expenses...............................................     2,275       15,249
  Current portion of long-term debt....................................       801        1,403
                                                                         --------     --------
          Total current liabilities....................................    10,857       54,323
Long-term debt, excluding current portion..............................     1,961        8,043
Convertible subordinated debentures....................................     6,549        4,813
Other long-term liabilities............................................       201          625
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value per share; 1,000,000 shares
     authorized; none issued...........................................        --           --
  Common stock, $.01 par value per share:
     Class A -- 50,000,000 shares authorized; 5,560,492 and 11,313,638 shares issued and outstanding at June 30, 1996 and 1997,
      respectively.....................................................        56          113
     Class B -- 20,000,000 shares authorized; 6,603,228 and 6,742,742 shares issued and outstanding at June 30, 1996 and 1997,
      respectively.....................................................        66           67
  Paid-in capital......................................................    84,907      235,703
  Retained earnings....................................................     6,071       17,343
                                                                         --------     --------
                                                                           91,100      253,226
                                                                         --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................  $110,668     $321,030
                                                                         ========     ========

                             See accompanying notes

                     NCS HEALTHCARE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED JUNE 30,
                                                              ---------------------------------
                                                                1995        1996         1997
                                                              -------     --------     --------
Revenues....................................................  $65,602     $113,281     $275,040
Cost of revenues............................................   46,570       82,415      205,536
                                                              -------     --------     --------
Gross profit................................................   19,032       30,866       69,504
Selling, general and administrative expenses................   14,539       22,236       51,153
Special compensation........................................       --        2,811           --
                                                              -------     --------     --------
Operating income............................................    4,493        5,819       18,351
Interest expense............................................   (1,089)      (2,282)      (1,143)
Interest income.............................................       --          671        2,719
                                                              -------     --------     --------
Income before income taxes..................................    3,404        4,208       19,927
Income tax expense..........................................    1,536        1,852        8,655
                                                              -------     --------     --------
Net income..................................................  $ 1,868     $  2,356     $ 11,272
                                                              =======     ========     ========
Earnings per share data:
Earnings per common share...................................  $  0.28     $   0.26     $   0.70
                                                              =======     ========     ========
Weighted average number of common shares outstanding........    6,764        8,971       16,191
                                                              =======     ========     ========

                             See accompanying notes

                     NCS HEALTHCARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                        CLASS A    CLASS B
                                        COMMON     COMMON     PAID-IN      RETAINED     STOCKHOLDERS'
                                        STOCK      STOCK      CAPITAL      EARNINGS        EQUITY
                                        ------     ------     --------     --------     -------------
Balance at July 1, 1994...............   $ --       $ 57      $  2,269     $  1,847       $   4,173
Issuance of 7,467 shares of Class A
  Common Stock for purchases of
  businesses and 323,247 shares of
  Class B Common Stock................      1          3         2,072           --           2,076
Net income............................     --         --            --        1,868           1,868
                                         ----       ----      --------      -------        --------
Balance at June 30, 1995..............      1         60         4,341        3,715           8,117
Issuance of 7,461 shares of Class A
  Common Stock........................     --         --            57           --              57
Exercise of stock options (890,333
  shares of Class B Common Stock).....     --          9         3,366           --           3,375
Conversion of 263,167 shares of Class
  B Common Stock to 263,167 shares of
  Class A Common Stock................      3         (3)           --           --              --
Issuance of 4,476,000 shares of Class
  A Common Stock......................     45         --        67,039           --          67,084
Issuance of 124,088 shares of Class A
  Common Stock for purchases of
  businesses..........................      1         --         1,835           --           1,836
Conversion of convertible subordinated
  debentures (682,309 shares of Class
  A Common Stock).....................      6         --         8,269           --           8,275
Net income............................     --         --            --        2,356           2,356
                                         ----       ----      --------      -------        --------
Balance at June 30, 1996..............     56         66        84,907        6,071          91,100
Issuance of 4,235,000 shares of Class
  A Common Stock......................     42         --       123,584           --         123,626
Issuance of 1,099,369 shares of Class
  A Common Stock and 385,722 shares of
  Class B Common Stock for business
  combinations........................     11          3        25,478           --          25,492
Conversion of 246,208 shares of Class
  B Common Stock to 246,208 shares of
  Class A Common Stock................      2         (2)           --           --              --
Conversion of convertible subordinated
  debentures (172,569 shares of Class
  A Common Stock).....................      2         --         1,734           --           1,736
Net income............................     --         --            --       11,272          11,272
                                         ----       ----      --------      -------        --------
Balance at June 30, 1997..............   $113       $ 67      $235,703     $ 17,343       $ 253,226
                                         ====       ====      ========      =======        ========

                             See accompanying notes

                     NCS HEALTHCARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEAR ENDED JUNE 30,
                                                                  -------------------------------------
                                                                    1995          1996           1997
                                                                  --------      --------      ---------
OPERATING ACTIVITIES
Net income.....................................................   $  1,868      $  2,356      $  11,272
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Special compensation.........................................         --         2,811             --
  Depreciation and amortization................................      1,222         3,217          8,885
  Provision for doubtful accounts..............................        530           841          1,325
  Other........................................................         57            --             --
  Deferred income taxes........................................       (557)           11          1,147
  Changes in assets and liabilities, net of effects of assets and liabilities acquired:
       Trade accounts receivable...............................     (3,240)       (8,834)       (22,932)
       Inventories.............................................        262           109         (3,796)
       Trade accounts payable..................................        293        (2,069)         2,447
       Accrued expenses........................................      1,283          (239)         9,762
       Prepaid expenses and other..............................       (390)         (260)           162
                                                                  --------      --------      ---------
Net cash provided by (used in) operating activities............      1,328        (2,057)         8,272
INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment.........     (2,832)       (4,701)        (9,893)
Proceeds from sales of property, plant and equipment...........         37            40            247
Purchases of businesses........................................    (13,919)      (19,983)      (137,080)
Other..........................................................         --        (2,172)        (3,237)
                                                                  --------      --------      ---------
Net cash used in investing activities..........................    (16,714)      (26,816)      (149,963)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt.......................        847            --            159
Repayment of long-term debt....................................     (5,060)       (3,398)        (5,679)
Borrowings on line-of-credit...................................     26,500        31,400         34,236
Payments on line-of-credit.....................................     (9,000)      (48,900)       (23,951)
Proceeds from convertible subordinated debentures..............         --         5,000             --
Proceeds from issuance of common stock and exercise of stock
  options......................................................      2,001        68,878        123,626
Other..........................................................         --        (2,933)            --
                                                                  --------      --------      ---------
Net cash provided by financing activities......................     15,288        50,047        128,391
                                                                  --------      --------      ---------
Net (decrease) increase in cash and cash equivalents...........        (98)       21,174        (13,300)
Cash and cash equivalents at beginning of period...............        384           286         21,460
                                                                  --------      --------      ---------
Cash and cash equivalents at end of period.....................   $    286      $ 21,460      $   8,160
                                                                  ========      ========      =========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest.....................................................   $  1,008      $  2,282      $   1,116
                                                                  ========      ========      =========
  Income taxes.................................................   $  2,192      $  1,724      $   6,925
                                                                  ========      ========      =========

                             See accompanying notes

                     NCS HEALTHCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     NCS HealthCare, Inc. (the Company) operates in one business segment providing a broad range of health care services primarily to long-term care institutions including skilled nursing facilities, assisted living facilities and other institutional health care settings. The Company purchases and dispenses prescription and non-prescription pharmaceuticals and provides client facilities with related management services, automated medical record keeping, drug therapy evaluation and regulatory assistance. The Company also provides a broad array of ancillary health care services to complement its core pharmacy services, including infusion therapy, physical, speech and occupational therapies and nutrition management.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

     Revenue is recognized when products or services are provided to the customer. A significant portion of the Company's revenues from sales of pharmaceutical and related products are reimbursable from Medicaid and Medicare programs. The Company monitors its receivables from these reimbursement sources and reports such revenues at the net realizable amount expected to be received from these third-party payers.

CASH EQUIVALENTS

     The Company considers all investments in highly liquid instruments with original maturities of three months or less at the date purchased to be cash equivalents. Investments in cash equivalents are carried at cost which approximates market value.

INVENTORIES

     Inventories for all business units consist primarily of purchased pharmaceuticals and medical supplies and are stated at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method for 11% of the June 30, 1997 net inventory balance and by using the first-in, first-out
(FIFO) method for the remaining 89%. If the FIFO inventory valuation method had been used, inventories would have been $585 and $627 higher at June 30, 1996 and 1997, respectively.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets which are as follows:

            Building.............................................      30   years
            Machinery, equipment and vehicles....................  5 - 10   years
            Computer equipment...................................   3 - 5   years
            Furniture, fixtures and leasehold improvements.......  3 - 10   years

     Depreciation expense was $1,051, $2,197 and $4,347 for the years ended June 30, 1995, 1996 and 1997, respectively.

                     NCS HEALTHCARE, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

     The Company has classified as goodwill the cost, in excess of fair value, of the net assets acquired in purchase transactions. Goodwill is being amortized over 30-year periods using the straight-line method.

     The carrying value of goodwill is evaluated if circumstances indicate a possible impairment in value. If undiscounted cash flows over the remaining amortization period indicate that goodwill may not be recoverable, the carrying value of goodwill will be reduced by the estimated shortfall of cash flows on a discounted basis.

INCOME TAXES

     The Company follows Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This accounting standard requires that the liability method be used in accounting for income taxes. Under this accounting method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that apply in the periods in which the deferred tax asset or liability is expected to be realized or settled.

STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed in Note 9, the alternative fair value accounting provided under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

EARNINGS PER SHARE

     Earnings per share are computed based on the weighted average number of Class A and B shares and common stock equivalents outstanding, which gives retroactive effect to the stock split as discussed below. Common stock equivalents include stock options outstanding as discussed in Note 9. Stock options granted within a twelve-month period preceding the Company's initial public offering in February, 1996 are included as if they were outstanding for all periods presented prior to the Company's initial public offering, using the treasury stock method (at the initial public offering price of $16.50 per share).

     On December 13, 1995, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to effect a corporate recapitalization, including a 46-for-1 stock split of the Class A Common Stock and Class B Common Stock. All share and per share information included in the accompanying financial statements have been retroactively adjusted to give effect to the stock split.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" (SFAS No. 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating basic (primary) earnings per share, the dilutive effect of stock options will be excluded. The effect of the adoption of SFAS No. 128 will not materially change earnings per share as reported for the year ended June 30, 1997.

                     NCS HEALTHCARE, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from these estimates.

2.  LINE OF CREDIT

     As of June 30, 1997 the Company had $10,285 outstanding under a line of credit arrangement with a bank, bearing interest at prime (8.50% at June 30, 1997). Subsequent to June 30, 1997, these borrowings were refinanced with a $30 million demand bank note bearing interest at a variable rate based on LIBOR (6.325% at July 31, 1997).

3.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                 JUNE 30,
                                                                            ------------------
                                                                              1996       1997
                                                                            -------     ------
Notes payable to former owners of acquired companies maturing through
  December, 2004, at interest rates ranging from 5% to prime plus 2%
  (10.50% at June 30, 1997)...............................................   $1,410     $7,552
2% note payable to Pennsylvania Industrial Development Authority due in
  monthly installments through June, 2001, and secured through an interest
  in a building of the Company............................................      612        582
Collateralized lease obligations with interest ranging from 6% to 13% due
  monthly through October, 2000...........................................      405        557
Other.....................................................................      335        755
                                                                             ------     ------
Total long-term debt......................................................    2,762      9,446
Less current portion......................................................      801      1,403
                                                                             ------     ------
Long-term debt, excluding current portion.................................   $1,961     $8,043
                                                                             ======     ======

     The aggregate maturities of the long-term debt for each of the five years subsequent to June 30, 1997 are as follows:

          YEAR ENDING JUNE 30,            AMOUNT
----------------------------------------  ------
     1998...............................  $1,403
     1999...............................   3,541
     2000...............................   3,729
     2001...............................      99
     2002...............................      45
     Thereafter.........................     629
                                          ------
                                          $9,446
                                          ======

                     NCS HEALTHCARE, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

4.  INCOME TAX EXPENSE

     Income tax expense (benefit) for each of the three fiscal years ended June 30, 1997 consists of:

                                 1995                              1996                              1997
                    -------------------------------   -------------------------------   -------------------------------
                    CURRENT     DEFERRED     TOTAL    CURRENT     DEFERRED     TOTAL    CURRENT     DEFERRED     TOTAL
                    -------     --------     ------   -------     --------     ------   -------     --------     ------
Federal...........  $1,537       $ (466)     $1,071   $1,439       $    8      $1,447   $5,614       $  887      $6,501
State and local...     556          (91)        465      402            3         405    1,894          260       2,154
                    ------       ------      ------   ------       ------      ------   ------       ------      ------
                    $2,093       $ (557)     $1,536   $1,841       $   11      $1,852   $7,508       $1,147      $8,655
                    ======       ======      ======   ======       ======      ======   ======       ======      ======

     Reconciliations of income taxes at the United States Federal statutory rate to the effective income tax rate for the three years ended June 30, 1997 are as follows:

                                                                1995       1996       1997
                                                               ------     ------     ------
     Income taxes at the United States statutory rate........  $1,157     $1,473     $6,974
     State and local income taxes............................     238        221      1,231
     Goodwill amortization...................................      49        203        521
     Tax exempt interest.....................................      --        (81)       (13)
     Other -- net............................................      92         36        (58)
                                                               -------    -------    -------
                                                               $1,536     $1,852     $8,655
                                                               =======    =======    =======

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

                                                                     JUNE 30,
                                                                 -----------------
                                                                  1996       1997
                                                                 ------     ------
            Deferred tax assets (liabilities):
              Allowance for doubtful accounts..................  $  780     $4,537
              Accrued expenses and other.......................   1,190      2,137
              Depreciable assets and other.....................    (330)      (134)
              Intangibles......................................       4       (958)
                                                                 -------    -------
            Net deferred tax assets............................  $1,644     $5,582
                                                                 =======    =======

5.  OPERATING LEASES

     The Company is obligated under several operating leases primarily for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of June 30, 1997 are as follows:

          YEAR ENDING JUNE 30,            AMOUNT
----------------------------------------  ------
1998....................................  $2,520
1999....................................   2,069
2000....................................   1,561
2001....................................     832
2002....................................     468
Thereafter..............................   1,722
                                          ------
                                          $9,172
                                          ======

     Rent expense for the years ended June 30, 1995, 1996 and 1997 was $600, $1,196 and $2,338, respectively.

                     NCS HEALTHCARE, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

6.  PROFIT-SHARING PLAN

     The Company maintains a profit sharing plan with an Internal Revenue Code
Section 401(k) feature covering substantially all of its employees. Under the terms of the plan, the Company will match up to 20% of the first 10% of eligible employee contributions.

     The Company's aggregate contributions to the plan and related expense were $94, $192 and $437 for the years ended June 30, 1995, 1996 and 1997, respectively.

7.  RELATED PARTY TRANSACTIONS

     The Company leases 15 of its facilities from entities affiliated with former owners of certain businesses acquired, who are employees of the Company. The buildings are used for operations of the Company. Rent expense of $32, $559 and $1,004 was paid under these leasing arrangements in the years ended June 30, 1995, 1996 and 1997, respectively.

8.  STOCKHOLDER'S EQUITY

     On February 14, 1996, the Company issued 4,476,000 shares of Class A Common Stock at $16.50 per share in connection with an initial public offering. A portion of the net proceeds from the stock issuance were used to repay approximately $27,000 of outstanding indebtedness under long and short-term borrowings.

     On October 4, 1996, the Company completed a public offering of 4,235,000 shares of Class A Common Stock at $31 per share. The offering raised approximately $123,600 (net of underwriting discounts and expenses). A portion of the net proceeds from the stock issuance was used to repay approximately $7,000 of outstanding indebtedness under short-term borrowings.

     Holders of Class A Common Stock and holders of Class B Common Stock are entitled to one and ten votes, respectively, in corporate matters requiring approval of the shareholders of the Company. No dividend may be declared or paid on the Class B Common Stock unless a dividend of equal or greater amount is declared or paid on the Class A Common Stock.

     The Company had issued and outstanding at June 30, 1995, $1,900 of 8% convertible subordinated debentures, due in 1997, which are convertible into 188,952 shares of Class A Common Stock. During the year ended June 30, 1996, the Company issued an additional: $7,000 of 8% convertible subordinated debentures, due in 1998, which are convertible into 696,140 shares of Class A Common Stock, $925 of 7% convertible subordinated debentures, due in 1998, which are convertible into 91,990 shares of Class A Common Stock; and $5,000 of 10% convertible subordinated debentures, due in 1996, which are convertible into 356,499 shares of Class A Common Stock. During fiscal 1996, $1,900 of 8% convertible subordinated debentures due in 1997, $1,375 of 8% convertible subordinated debentures due in 1998, and $5,000 of 10% convertible subordinated debentures due in 1996 were converted into 682,309 shares of Class A Common Stock. During fiscal 1997, $1,736 of 8% convertible subordinated debentures due in 1998 were converted into 172,569 shares of Class A Common Stock. In July 1997, $1,135 of 8% convertible subordinated debentures due in 1998 were converted into 112,890 shares of Class A Common Stock.

9.  STOCK OPTIONS

     During the period from 1987 through 1995, the Company granted stock options to certain directors and key employees which provide for the purchase of 1,054,890 common shares in the aggregate, at exercise prices ranging from $0.71 to $6.19 per share, which represented fair market values on the dates the grants were made. For options granted in 1987 with a tax-offset cash bonus feature, the Company recognized compensation expense of $320 in fiscal 1995 and $175 for the year ended June 30, 1996. During the year ended June 30, 1996, options were exercised for the purchase of 890,333 shares of Class B Common Stock.

                     NCS HEALTHCARE, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

9.  STOCK OPTIONS (CONTINUED)
     During fiscal 1995, the Company adopted an Employee Stock Purchase and Option Plan. Under the terms and provision of this plan, the Company authorized 100,000 shares of Class A Common Stock and granted options to certain key employees for the purchase of a total of 18,984 common shares at exercise prices ranging from $6.19 to $7.33 per share, which prices represented fair market values on the dates the grants were made.

     In January 1996, the Company adopted a Long Term Incentive Plan (the Plan) to provide up to 700,000 shares of Class A Common Stock for awards of incentive and nonqualified stock options to officers and key employees of the Company. During fiscal 1996 the Company granted 56,500 nonqualified stock options and 27,540 incentive stock options, all at $16.50 per share, the price at the initial public offering. The nonqualified stock options have a term of five years and become exercisable in thirds on February 1, 1998, 1999 and 2000. The incentive stock options have a term of six years and become exercisable in fifths of each year on February 1, 1997, 1998, 1999, 2000 and 2001. During fiscal 1997 the Company granted 301,250 nonqualified stock options at an exercise of $20.00 per share, the market value of the stock on the date of the grant. These nonqualified stock options have a term of five years and become exercisable in thirds on April 22, 1998, 1999 and April 23, 2000. In addition, all the nonqualified stock options will not vest unless the trading price of the Company's Class A Common Stock reaches certain targeted levels.

     The Company's stock option activity and related information for the years ended June 30 is summarized as follows:

                                                         1995                  1996                 1997
                                                 --------------------   ------------------   ------------------
                                                             WEIGHTED             WEIGHTED             WEIGHTED
                                                             AVERAGE              AVERAGE              AVERAGE
                                                  OPTIONS    EXERCISE   OPTIONS   EXERCISE   OPTIONS   EXERCISE
                                                  (000'S)     PRICE     (000'S)    PRICE     (000'S)    PRICE
                                                 ---------   --------   -------   --------   -------   --------
Outstanding at beginning of year...............  1,054,890    $ 1.87    183,541    $ 5.71    267,581    $ 9.10
Granted........................................     18,984      6.64     84,040     16.50    301,250     20.00
Exercised......................................   (890,333)     1.18         --        --         --        --
Forfeited......................................         --        --         --        --     (2,000)    16.50
                                                 ---------     -----    -------    ------    -------    ------
Outstanding at end of year.....................    183,541    $ 5.71    267,581    $ 9.10    566,831    $14.87
                                                 =========     =====    =======    ======    =======    ======
Exercisable at end of year.....................     43,343               67,367               96,567
                                                 =========              =======              =======

     The weighted average fair value of options granted during fiscal 1996 and 1997 was $7.56 and $8.31 per share, respectively. Exercise prices for options outstanding as of June 30, 1997 ranged from $16.50 to $20.00 for the options granted in fiscal 1996 and 1997, and from $4.09 to $7.33 for the options granted during the period from 1987 through 1995. The weighted-average remaining contractual life of those options is 4.6 years for the options granted during the fiscal years 1996 and 1997, and 5.5 years for the options granted during the fiscal years 1987 through 1995.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.00%; a dividend yield of 0.00%; a volatility factor of the expected market price of the Company's Class A Common Stock of .482; and a weighted-average expected option life of 4 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the

                     NCS HEALTHCARE, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

9.  STOCK OPTIONS (CONTINUED)

Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Because the effect of applying SFAS No. 123's fair value method to the Company's stock options results in net income and earnings per share that are not materially different from amounts reported in the consolidated statements of income, pro forma information has not been provided. The effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

10.  ACQUISITIONS

     During fiscal 1995, the Company completed acquisitions including TeleRx, Inc. in Detroit, Michigan, Hunsicker's Pharmacy, Long-Term Care Division, Inc. and Hunsicker's HealthCare, Inc. in Souderton, Pennsylvania, Laurel Extended Care Pharmacy, Inc. in Ebensburg, Pennsylvania, and Quality HealthCare of Indiana in Indianapolis, Indiana.

     During fiscal 1996, the Company acquired Corinthian Healthcare Systems, Inc. located in Indiana, The Apothecary, Inc. in Scranton, Pennsylvania, Demoss Rexall Drugs, Inc. in Evansville, Indiana, Valu Pharmacy, Inc. (d/b/a/ Care Plus Pharmacy) in Decatur, Illinois, Uni-Care Health Services, Inc. in Londonderry, New Hampshire and Uni-Care Health Services of Maine, in Wells, Maine, Family Care Nursing Home Service, Inc. and Care Unlimited, Inc. in Herrin, Illinois.

     Significant acquisitions completed by the Company during fiscal 1997 include Advanced Rx Services, Inc. in Northfield, New Jersey, IPAC Pharmacy, Inc. in Portland, Oregon, Medical Arts Pharmacy in Grand Rapids, Michigan, Northside Pharmacy, Inc. and Thrifty Medical Supply, Inc. in Oklahoma City, Oklahoma, Thrifty Medical of Tulsa L.L.C. in Tulsa, Oklahoma, Hudson Pharmacy of Wichita, Inc. in Wichita, Kansas, Spectrum Health Services, Inc. in Tampa, Florida, Clinical Health Systems in Vancouver, Washington, Rescot Systems Group, Inc. in Philadelphia, Pennsylvania, W.P. Malone, Inc. in Arkadelphia, Arkansas, Long Term Care Pharmacy Services in East Greenwich, Rhode Island, Eakles Drug Store, Inc. in Hagerstown, Maryland, Pharmacare in Glendale, California, Advanced Pharmaceutical Services, Inc. in Tujunga, California, Dahlin Pharmacy, Inc. in Paramount, California, Stoll Services, Inc. in Modesto, California, Cooper Hall Pharmacy, Inc. in Mount Pleasant, South Carolina, Hammer Incorporated in Des Moines, Iowa, Daven Drug in Los Angeles, California, Medi-Centre Pharmacy in Lansing, Michigan, Vangard Labs, Inc. in Glasgow, Kentucky, Long Term Care, Inc. in Williston, Vermont, Look Drug Store, Inc. in Kaukauna, Wisconsin and HLF Adult Home Pharmacy in Rochester, New York.

     The Look Drug Store, Inc. and HLF Adult Home Pharmacy acquisitions were accounted for as pooling of interests transactions, however the impact of these transactions on the Company's historical financial statements is not significant; consequently, prior period financial statements have not been restated for these

\
                     NCS HEALTHCARE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

10.  ACQUISITIONS (CONTINUED)

transactions. All other acquisitions have been accounted for as purchase transactions. The following table summarizes the aggregate purchase price for all businesses acquired:

                                                                       YEAR ENDED JUNE 30,
                                                                 ------------------------------
                                                                  1995       1996        1997
                                                                 -------    -------    --------
     Cash......................................................  $13,919    $19,983    $137,080
     Convertible debentures....................................    1,900      7,925          --
     Debt......................................................      545         --       3,804
     Class A Common Stock......................................       75      1,836      25,492
                                                                 -------    -------    --------
     Total.....................................................  $16,439    $29,744    $166,376
                                                                 =======    =======    ========

     The convertible subordinated debentures bear interest at 7%-8% and are convertible into Class A Common Stock at $10.06 per share.

     Effective September 30, 1995, the company terminated certain compensation arrangements with the prior owners of certain acquired businesses which resulted in special compensation expense and a related increase in debt of $2,811.

     The results of operations of all businesses acquired have been included in the consolidated financial statements of the Company from the dates of the respective acquisitions. All of the businesses acquired provide substantially similar services as the existing company.

     Unaudited pro forma data as though the Company had completed its initial and secondary public offerings and had purchased all businesses at the beginning of each of the fiscal years ended June 30, 1996 and 1997 are set forth below:

                                                                           1996*        1997
                                                                          --------    --------
     Revenues...........................................................  $318,751    $359,188
     Net income.........................................................     7,047      12,072
     Earnings per share.................................................      0.40        0.67

     * Includes a one time nonrecurring charge of $2,811 in connection with the termination of certain compensation arrangements with the prior owners of certain acquired businesses.

11.  QUARTERLY DATA (UNAUDITED)

     Selected quarterly data for the years ended June 30, 1996 and 1997:

                                                            YEAR ENDED JUNE 30, 1996
                                              -----------------------------------------------------
                                               FIRST      SECOND      THIRD     FOURTH
                                              QUARTER*    QUARTER    QUARTER    QUARTER     TOTAL*
                                              --------    -------    -------    -------    --------
     Revenues...............................  $ 22,428    $27,599    $30,209    $33,045    $113,281
     Gross profit...........................     6,216      7,825      8,012      8,813      30,866
     Operating income (loss)................    (1,294)     2,096      2,396      2,621       5,819
     Net income (loss)......................    (1,049)       725      1,121      1,559       2,356
     Net income (loss) per share............     (0.15)      0.10       0.12       0.13        0.26

                     NCS HEALTHCARE, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

11.  QUARTERLY DATA (UNAUDITED) (CONTINUED)

                                                            YEAR ENDED JUNE 30, 1997
                                              -----------------------------------------------------
                                               FIRST      SECOND      THIRD     FOURTH
                                              QUARTER     QUARTER    QUARTER    QUARTER     TOTAL
                                              --------    -------    -------    -------    --------
     Revenues...............................  $ 43,042    $59,323    $78,539    $94,136    $275,040
     Gross profit...........................    11,188     15,031     19,672     23,613      69,504
     Operating income.......................     3,534      3,856      4,954      6,007      18,351
     Net income.............................     1,910      2,889      3,091      3,382      11,272
     Net income per share...................      0.15       0.17       0.18       0.19        0.70

     * Includes a one time nonrecurring charge of $2,811 in connection with the termination of certain compensation arrangements with the prior owners of certain acquired businesses.

12.  SUBSEQUENT EVENT

     On July 17, 1997 the Company issued a preliminary offering memorandum to sell up to $115 million of convertible subordinated debentures due 2004 (Debentures). The Debentures offering is expected to close in August 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information regarding Directors appearing under the caption "Election of Directors" in the Company's Definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held in 1997 (the "1997 Proxy Statement") is incorporated herein by reference, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this item as to the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 1997 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to "Executive Compensation" in the 1997 Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to "Stock Ownership of Principal Holders and Management" in the 1997 Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To the extent applicable the information required by this item is incorporated herein by reference to "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the 1997 Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Form 10-K:

         1.       Financial Statements

                  The 1997 Consolidated Financial Statements of NCS HealthCare, Inc. are included in Part II, Item 8.

         2.       Financial Statement Schedule
                  All financial statement schedules for the Company and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

         3.       Exhibits

                  See the Index to Exhibits at page E-1 of this Form 10-K.

(b)      Reports on Form 8-K

                  During the quarter ended June 30, 1997, the Company did not file any Report on Form 8-K.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        NCS HEALTHCARE, INC.

                                        By:/s/ Jon H. Outcalt
                                           ------------------
                                           Jon H. Outcalt
                                           Chairman of the Board of Directors

Date: August 8, 1997

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                                              TITLE
              ---------                                              -----

/s/ Jon H. Outcalt                                   Chairman of the Board of Directors
----------------------------------
Jon H. Outcalt

/s/ Kevin B. Shaw                                    President, Chief Executive Officer and Director
----------------------------------                   (Principal Executive Officer)
Kevin B. Shaw

/s/ Jeffrey R. Steinhilber                           Chief Financial Officer (Principal Financial and
----------------------------------                   Accounting Officer)
Jeffrey R. Steinhilber

/s/ James B. Naylor                                  Director
----------------------------------
James B. Naylor

/s/ Phyllis K. Wilson                                Director
----------------------------------
Phyllis K. Wilson

                                                     Director
----------------------------------
A. Malachi Mixon III

                                                     Director
----------------------------------
Boake A. Sells

                                                     Director
----------------------------------
Richard L. Osborne

Date: August 8, 1997

                              INDEX OF EXHIBITS

                                                                                                                   SEQUENTIAL
EXHIBIT NO.                             DESCRIPTION                                                                    PAGE
-----------                             -----------                                                                    ----

2.1               Asset Purchase Agreement, dated as of July 31, 1996, by and among the Company, NCS HealthCare of Oregon, Inc., IPAC
                  Pharmacy, Inc. and Prestige Care, Inc.                                                               (A)

2.2               Agreement of Merger, dated August 13, 1996, by and among the
                  Company, Northside  Pharmacy, Inc., Willis V. Smith, The
                  Willis Vernon Smith Unitrust, dated as of  August 8, 1996,
                  Charles Oliver and NCS HealthCare of Oklahoma, Inc.                                                  (B)

2.3               Asset Purchase Agreement, dated August 13, 1996, by an among
                  NCS HealthCare of Oklahoma, Inc., an Oklahoma corporation,
                  Med-Equip Homecare Equipment Service,  Inc., an Oklahoma
                  corporation, Gail Benjamin, Willis V. Smith and John Tarr                                            (B)

2.4               Asset Purchase Agreement, dated August 13, 1996, by and
                  among Thrifty Medical of Tulsa, L.L.C., an Oklahoma limited liability company, Willis V. Smith, Charles  Oliver and NCS
                  HealthCare of Oklahoma, Inc., an Oklahoma corporation                                                (B)

2.5               Stock Purchase Agreement, dated August 13, 1996, by and among the Willis Vernon Smith Unitrust Dated August 8, 1996,
                  Charles Oliver, Willis V. Smith and the  Registrant                                                  (B)

3.1               Amended and Restated Certificate of Incorporation of the
                  Company                                                                                              (C)

3.2               Amended By-Laws of the Company                                                                       (C)

4.1               Specimen certificate of the Company's Class A Common Stock                                           (C)

4.2               Specimen certificate of the Company's Class B Common Stock                                           (C)

4.3               Demand Master Promissory Note dated June 20, 1997

* 10.1            Deferred Compensation Agreement, dated as of January 1, 1994, by and between Modern Pharmacy Consultants, Inc. and
                  Phyllis K. Wilson                                                                                    (C)

* 10.2            1996 Long Term Incentive Plan                                                                        (C)

* 10.3            Aberdeen Group, Inc. 1995 Amended and Restated Employee Stock
                  Purchase and Option Plan                                                                             (C)

* 10.4            Amended and Restated Stock Option Agreement, dated as of
                  December 3, 1993, by and between Aberdeen Group, Inc. and
                  Richard L. Osborne                                                                                   (C)

* 10.5            Amended and Restated Stock Option Agreement, dated as of
                  December 29, 1994, by and between Aberdeen Group, Inc. and
                  Jeffrey R. Steinhilber                                                                               (C)

10.6              Lease Agreement, dated as of July 16, 1990, by and among
                  Crow-O'Brien-Woodhouse I Limited Partnership, Aberdeen Group,
                  Inc. and Van Cleef Properties, Inc.                                                                  (C)

                                                                                                                   SEQUENTIAL
EXHIBIT NO.                               DESCRIPTION                                                                 PAGE
-----------                               -----------                                                                 ----

10.7              Lease Agreement, dated as of January 1, 1996, by and between
                  PR Realty and Nursing Center Services, Inc.                                                          (C)

10.8              Industrial Lease Agreement dated as of May 28, 1993 by and between Industrial Developments International, Inc. and
                  Corinthian Pharmaceutical Systems, Inc.                                                              (C)

10.9              Lease Agreement, dated as of January 17, 1995, by and among
                  Calvin Hunsicker,  Brenda Hunsicker and Aberdeen Group, Inc.                                         (C)

10.10             Form of Indemnity Agreement by and between the Company and
                  each of its Directors and Executive Officers                                                         (C)

*10.11            Employment and Noncompetition Agreement, dated as of
                  September 1, 1996, by and between Aberdeen Group, Inc. and
                  William B. Bryum                                                                                     (D)

11.1 Statement regarding computation of earnings per common share

21.1              Subsidiaries of the Company

27.1              Financial Data Schedule

* Management contract or compensatory plan or arrangement identified pursuant to Item 14(c) of this Form 10-K.

(A) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report in Form 8-K, dated August 1, 1996 (File No. 0-027602).

(B) Incorporated herein by reference to appropriate exhibit to the Company's Current Report on Form 8-K, dated August 15, 1996 (File No. 0- 027602).

(C) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-1 declared effective on February 13, 1996 (Reg. No. 333-8045).