Form 10-Q
period 1997-09-30
NCS HEALTHCARE INC
filed 1997-11-14
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  UNITED STATES

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997


Commission File Number-   0-27602
                          -------


                              NCS HealthCare, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                        No.    34-1816187
-------------------------------           -------------------------------------
(State or other jurisdiction of           (IRS employer identification number)
incorporation or organization)


3201 Enterprise Parkway, Suite 220, Beachwood, Ohio 44122
---------------------------------------------------------
(Address of principal executive offices and zip code)

                   (216) 514-3350
----------------------------------------------------
(Registrant's telephone number, including area code)


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

Class A Common Stock, $ .01 par value -- 11,709,473 shares as of November 7,
1997

Class B Common Stock, $ .01 par value -- 7,018,824 shares as of November 7,
1997




                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES

                                      INDEX



                                                                                  Page
                                                                                  ----
Part I.    Financial Information:
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
               September 30, 1997 and June 30, 1997                                 3

         Condensed Consolidated Statements of Income-
               Three months ended-
               September 30, 1997 and 1996                                          4

         Condensed Consolidated Statements of Cash Flows-
               Three months ended-
               September 30, 1997 and 1996                                          5

Notes to Condensed Consolidated Financial Statements - September 30, 1997           6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                              8

Part II.   Other Information:

Item 2.  Changes in Securities                                                     10

Item 6.  Exhibits and Reports on Form  8-K                                         10

Signatures                                                                         11


ITEM 1. FINANCIAL STATEMENTS

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                           (Unaudited)             (Note A)
                                                                         September 30,             June 30,
ASSETS                                                                        1997                   1997
                                                                          -------------           ---------
Current Assets:
         Cash and cash equivalents                                          $ 69,007              $  8,160
         Accounts receivable, less allowances                                 84,803                70,476
         Inventories                                                          24,902                22,281
         Other                                                                 8,158                 6,570
                                                                            --------              --------
                  Total current assets                                       186,870               107,487

Property and equipment, at cost
         net of accumulated depreciation and amortization                     26,738                23,309
Goodwill, less accumulated amortization                                      195,750               180,723
Other assets                                                                  13,031                 9,511
                                                                            --------              --------
                  Total assets                                              $422,389              $321,030
                                                                            ========              ========


LIABILITIES AND STOCKHOLDERS' EQUITY
         Current Liabilities:
         Line of credit                                                   $        -              $ 10,285
         Accounts payable                                                     16,064                15,054
         Accrued expenses and other liabilities                               29,659                28,984
                                                                            --------              --------
                  Total current liabilities                                   45,723                54,323

Long-term debt                                                                 8,982                 8,043
Convertible subordinated debentures                                          103,678                 4,813
Other                                                                            611                   625



Stockholders' Equity:
         Preferred stock, par value $ .01 per share, 1,000,000
               shares authorized; none issued                                      -                     -
         Common stock, par value $ .01 per share:
             Class A - 50,000,000 shares authorized; 11,709,473
                 and 11,313,638 shares issued and outstanding at
                 September 30, 1997 and June 30, 1997, respectively              117                   113
             Class B - 20,000,000 shares authorized; 7,018,824
                 and 6,742,742 shares issued and outstanding at
                 September 30, 1997 and June 30, 1997, respectively               70                    67

         Paid-in capital                                                     242,233               235,703
         Retained earnings                                                    20,975                17,343
                                                                            --------              --------
                  Total stockholders' equity                                 263,395               253,226
                                                                            --------              --------
                  Total liabilities and stockholders' equity                $422,389              $321,030
                                                                            ========              ========


Note A: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



                                                                     Three Months Ended
                                                                        September 30,
                                                              ---------------------------------
                                                                    1997              1996
                                                              ---------------------------------

       Revenues                                                   $103,711          $43,042
       Cost of revenues                                             77,485           31,854
                                                              ---------------------------------
       Gross profit                                                 26,226           11,188
       Selling, general and administrative expenses                 19,353            7,654
                                                              ---------------------------------
       Operating income                                              6,873            3,534
       Interest expense, net                                           501              123
                                                              ---------------------------------
       Income before income taxes                                    6,372            3,411
       Income tax expense                                            2,740            1,501
                                                              ---------------------------------
       Net income                                                 $  3,632          $ 1,910
                                                              =================================

       Net income per share                                      $    0.20          $  0.15
                                                              =================================

       Shares used in the computation                               18,597           12,594





















            See notes to condensed consolidated financial statements.



                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                      Three Months Ended
                                                                                          September 30,
                                                                             -----------------------------------
                                                                                  1997                   1996
                                                                             -----------------------------------
OPERATING ACTIVITIES
Net income                                                                     $  3,632               $  1,910

Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
         Depreciation and amortization                                            3,302                  1,291
         Changes in assets and liabilities, net of effects of
            assets and liabilities acquired:
                  Accounts receivable, net                                      (12,849)                  (764)
                  Accrued expenses and other liabilities                          1,437                  3,139
                  Other, net                                                     (3,745)                  (960)
                                                                             -----------------------------------
Net cash provided by (used in) operating activities                              (8,223)                 4,616


INVESTING ACTIVITIES
Purchases of businesses                                                         (12,161)               (25,775)
Capital expenditures for property and equipment, net                             (4,239)                (1,269)
Other                                                                            (1,180)                (1,151)
                                                                             -----------------------------------
Net cash used in investing activities                                           (17,580)               (28,195)

FINANCING ACTIVITIES
Proceeds from convertible subordinated debentures, net                           97,250                      -
Borrowings on line-of-credit                                                     21,499                  7,095
Payments on line-of-credit                                                      (31,784)                     -
Repayment of long-term debt                                                        (658)                   (97)
Proceeds from issuance of long-term debt                                            343                    537
                                                                             -----------------------------------
Net cash provided by financing activities                                        86,650                  7,535
                                                                             -----------------------------------
Net increase (decrease) in cash and cash equivalents                             60,847                (16,044)
Cash and cash equivalents at beginning of period                                  8,160                 21,460
                                                                             -----------------------------------
Cash and cash equivalents at end of period                                     $ 69,007               $  5,416
                                                                             ===================================




            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1997 (File No. 0-27602).

2. On October 4, 1996, the Company completed a public offering of 4,235,000 shares of Class A Common Stock at $31 per share. The offering raised approximately $123,600,000 (net of underwriting discounts and expenses). A portion of the net proceeds from the stock issuance was used to repay approximately $7,000,000 of outstanding indebtedness under short-term borrowings.

3. On August 13, 1997, the Company issued $100,000,000 of convertible subordinated debentures (debentures) due 2004. Net proceeds to the Company were approximately $97,250,000, net of underwriting discounts and expenses. The debentures carry an interest rate of 5 3/4% and are convertible into shares of Class A Common Stock. A portion of the proceeds from the debenture offering was used to repay approximately $21,000,000 of outstanding indebtedness under short-term borrowings.

     The debentures are obligations of the Company. The operations of the Company are currently conducted principally through subsidiaries, which are separate and has distinct legal entities. Each of the Company's wholly-owned subsidiaries has unconditionally guaranteed, jointly and severally, the Company's payment obligations under the debentures. Accordingly, summarized financial information regarding the guarantor subsidiaries has not been presented because management of the Company believes that such information would not be meaningful to investors.

     In July 1997, $1,135,000 of 8% convertible subordinated debentures due in 1998 were converted into 112,890 shares of Class A Common Stock.

     During August 1997, the Company entered into a $135,000,000 credit facility expiring July 2000.

4. Significant acquisitions completed by the Company during the three months ended September 30, 1997 include Cheshire LTC Pharmacy, Inc. in Cheshire, Connecticut and PharmaSource Healthcare, Inc. in Norcross, Georgia. The aggregate purchase price for all businesses acquired during the three months ended September 30, 1997 was $18,164,000 consisting of $12,161,000 in cash, $600,000 of debt and $5,403,000 of Class A Common Stock of the Company.

     The Cheshire LTC Pharmacy, Inc. acquisition was accounted for as a pooling of interests transaction, however the impact of this transaction on the Company's historical financial statements is not significant. Consequently, prior period financial statements have not been restated for this transaction.

     Significant acquisitions completed by the Company during fiscal 1997 include Advanced Rx Services, Inc. in Northfield, New Jersey, IPAC Pharmacy, Inc. in Portland, Oregon, Medical Arts Pharmacy in Grand Rapids, Michigan, Northside Pharmacy, Inc. and Thrifty Medical Supply, Inc. in Oklahoma City, Oklahoma, Thrifty Medical of Tulsa L.L.C. in Tulsa, Oklahoma, Hudson Pharmacy of Wichita, Inc. in Wichita, Kansas, Spectrum Health Services, Inc. in Tampa, Florida, Clinical Health Systems in Vancouver, Washington, Rescot Systems Group, Inc. in Philadelphia, Pennsylvania, W.P. Malone, Inc. in Arkadelphia, Arkansas, Long Term Care Pharmacy Services in East Greenwich, Rhode Island, Eakles Drug Store, Inc. in Hagerstown, Maryland, Pharmacare in

     Glendale, California, Advanced Pharmaceutical Services, Inc. in Tujunga, California, Dahlin Pharmacy, Inc. in Paramount, California, Stoll Services, Inc. in Modesto, California, Cooper Hall Pharmacy, Inc. in Mount Pleasant, South Carolina, Hammer Incorporated in Des Moines, Iowa, Daven Drug in Los Angeles, California, Medi-Centre Pharmacy in Lansing, Michigan, Vangard Labs, Inc. in Glasgow, Kentucky, Long Term Care, Inc. in Williston, Vermont, Look Drug Store, Inc. in Kaukauna, Wisconsin and HLF Adult Home Pharmacy in Rochester, New York. The aggregate purchase price for all businesses acquired during fiscal 1997 was $166,376,000 consisting of $137,080,000 in cash, $3,804,000 of debt and $25,492,000 of Class A Common
     Stock of the Company.

     Unaudited pro forma data, as though the Company had completed its October 4, 1996 public offering and had purchased each of these businesses as of July 1, 1996, are set forth below:

                                                       Three Months               Three Months
                                                           Ended                       Ended
                                                     September 30, 1997          September 30, 1996
                                                     ------------------          ------------------
                                                    (In thousands, except per share information)

         Revenues                                      $     108,937         $      91,674

         Net income                                    $       3,693         $       2,900

         Net income per common share                   $        0.20         $        0.16

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                      THREE MONTHS ENDED SEPTEMBER 30, 1997


Results of Operations


Revenues for the three months ended September 30, 1997 increased 141.0% to $103,711,000 from $43,042,000 recorded in the comparable period in fiscal 1997.

The increase in revenues during the first quarter of fiscal 1998 over the comparable prior year period is primarily attributed to two factors: the Company's acquisition program and internal growth. Of the $60,669,000 increase for the three months ended September 30, 1997, $898,000 was due to the acquisitions of Cheshire LTC Pharmacy, Inc. in August 1997 and PharmaSource Healthcare, Inc. in September 1997. In addition, $43,465,000 of the increase is attributable to revenues for the first three months of fiscal 1998 including a full period of operations for fiscal 1997 acquisitions. These fiscal 1997 acquisitions include Advanced Rx Services, Inc. in July 1996, IPAC Pharmacy, Inc., Medical Arts Pharmacy, Northside Pharmacy Inc., Med-Equip, Thrifty Medical Supply, Inc. and Thrifty Medical of Tulsa L.L.C. in August 1996, Hudson Pharmacy of Wichita, Inc. in September 1996, Spectrum Health Services, Inc. in October 1996, Clinical Health Systems in November 1996, Rescot Systems Group, Inc., W.P. Malone, Inc., Long Term Care Pharmacy Services and Eakles Drug Store, Inc. in January 1997, Pharmacare, Advanced Pharmaceutical Services, Inc. and Dahlin Pharmacy, Inc. in February 1997, Stoll Services, Inc., Cooper Hall Pharmacy, Inc., Hammer Incorporated, Daven Drug, and Medi-Centre Pharmacy in March 1997, Vanguard Labs, Inc. in April 1997, Long Term Care, Inc. in May 1997 and Look Drug Store, Inc. and HLF Adult Home Pharmacy in June 1997. Internal growth accounted for $16,306,000 of the increase as the Company's existing operations continued to grow through marketing efforts to new and existing clients, increased drug utilization of long-term care facility residents, and the growth and integration of new and existing products and services. The total number of beds serviced by the Company as of September 30, 1997 increased 92% to 165,000 beds, from 86,000 beds at September 30, 1996.

Cost of revenues for the three months ended September 30, 1997 increased 143.3% to $77,485,000, from $31,854,000 recorded in the comparable period in fiscal 1997. Cost of revenues as a percentage of revenues for the three month period ended September 30, 1997 was 74.7%, compared to 74.0% during the prior fiscal year.

The increase in cost of revenues as a percentage of revenues is primarily the result of acquisitions because at the time of acquisition, the gross margins of the acquired companies are typically lower than the Company as a whole. This is the result of several factors, including less advantageous purchasing terms, lack of formulary management and higher production costs.

Selling, general and administrative expenses for the three months ended September 30, 1997 increased 152.8% to $19,353,000, from $7,654,000 recorded in the comparable period in fiscal 1997. Selling, general and administrative expenses as a percentage of revenues was 18.7% for the three month period ended September 30, 1997, compared to 17.8% during the comparable period in fiscal 1997. The percentage increase for the three month period ended September 30, 1997 is primarily the result of acquisitions because at the time of acquisition, the selling, general and administrative expenses of the acquired companies are typically higher than the Company as a whole. The Company has been successful at creating operational efficiencies with acquisitions as selling, general and administrative expenses as a percentage of revenues decreased for the third straight quarter. The increase in selling, general, and administrative expenses in absolute dollars is mainly attributable to expenses associated with the operations of businesses acquired during the current and prior fiscal year.

The Company had net interest expense of $501,000 for the three months ended September 30, 1997, compared to net interest expense of $123,000 in the comparable period in fiscal 1997. The increase is primarily attributable to the reduction of long-term debt during the prior year with funds from the Company's initial public offering completed on February 14, 1996 and additional interest expense incurred in the current year on $100,000,000 of convertible subordinated debentures issued by the Company in August 1997.

Liquidity and Capital Resources

Net cash used in operating activities was $8,223,000 for the three months ended September 30, 1997, as compared to net cash provided by operating activities of $4,616,000 during the comparable period in fiscal 1997. Net cash used in operating activities increased from the comparable period in fiscal 1997 primarily due to an increase in accounts receivable and inventory. The increase in accounts receivable and inventory is mainly attributable to a 10.2% increase in sales during the three months ended September 30, 1997, as compared to the three months ended June 30, 1997.

Net cash used in investing activities decreased to $17,580,000 during the three months ended September 30, 1997, as compared to $28,195,000 during the comparable period in fiscal 1997. The decrease is primarily the result of a decrease in cash used for acquisitions, partially offset by an increase in capital expenditures. Significant capital expenditures during the three months ended September 30, 1997 included computer and information systems equipment, computer software, furniture and fixtures at a new facility in Pinellas Park, Florida, leasehold improvements, medication carts and delivery vehicles.

Net cash provided by financing activities increased to $86,650,000 during the three months ended September 30, 1997, from $7,535,000 during the comparable period in fiscal 1997. The increase is primarily the result of funds received from a convertible subordinated debenture offering completed on August 13, 1997.

The Company's future cash requirements and cash flow expectations are closely related to its expansion plans. In August 1997, the Company issued $100,000,000 of convertible subordinated debentures due 2004. The debentures carry an interest rate of 5 3/4%. The debentures are obligations of the Company. The operations of the Company are currently conducted principally through subsidiaries, which are separate and distinct legal entities. The Company's ability to make payments of principal and interest on the debentures will depend on its ability to receive distributions of cash from its subsidiaries. Each of the Company's wholly-owned subsidiaries has guaranteed the Company's payment obligations under the debentures, so long as such subsidiary is a member of an affiliated group (within the meaning of Section 279(g) of the Internal Revenue Code of 1986, as amended) which includes the Company. The satisfaction by the Company's subsidiaries of their contractual guarantees, as well as the payment of dividends and certain loans and advances to the Company by such subsidiaries, may be subject to certain statutory or contractual restrictions, are contingent upon the earnings of such subsidiaries and are subject to various business considerations. Also in August 1997, the Company entered into a $135,000,000 credit facility expiring July 2000. The Company believes that its cash and available sources of capital, including proceeds from the issuance of the debentures and funds available under the credit facility, are sufficient to meet its normal operating requirements and acquisition needs through June 30, 1999.

New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FASB 128) which establishes new standards for computing and presenting earnings per share. FASB 128 will be effective for the Company's December 31, 1997 financial statements and will require a restatement of prior periods presented; earlier application is not permitted. Under the new requirements, primary earnings per share will be replaced by a more simply calculated basic earnings per share which will not include the impact of any potentially dilutive securities. Diluted earnings per share will be required to be disclosed and will be calculated using a methodology not significantly different from that presently used to calculate fully diluted earnings per share. The impact of the statement on earnings per share for the quarters presented is not expected to be material.

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

ITEM 2. CHANGES IN SECURITIES


The following information is furnished as to all equity securities of the Company sold during the first fiscal quarter that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

(a) On July 1, 1997 the Company issued 3,292 shares of its Class A Common Stock to one stockholder in connection with the acquisition of certain assets of New England Pharmacy, Inc. Exemption from registration is claimed under
     Section 4(2) of the Securities Act.
(b) On July 28, 1997 the Company issued 65,775 shares of its Class A Common Stock to one stockholder in connection with the conversion of a Non-Negotiable 8% Convertible Promissory Note. Exemption from registration is claimed under Section 3(a)(9) of the Securities.
(c) On July 30, 1997 the Company issued 35,000 shares of its Class A Common Stock to five stockholders in connection with the acquisition of certain assets of VMI Software, Inc. Exemption from registration is claimed under
     Section 4(2) of the Securities Act.
(d) On July 31, 1997 the Company issued 2,648 shares of its Class A Common Stock to one stockholder in connection with the conversion of a Non-Negotiable 8% Convertible Promissory Note. Exemption from registration is claimed under Section 3(a)(9) of the Securities.
(e) On July 31, 1997 the Company issued 43,142 shares of its Class A Common Stock to one stockholder in connection with the conversion of a Non-Negotiable 8% Convertible Promissory Note. Exemption from registration is claimed under Section 3(a)(9) of the Securities.
(f) On July 31, 1997 the Company issued 1,325 shares of its Class A Common Stock to one stockholder in connection with the conversion of a Non-Negotiable 8% Convertible Promissory Note. Exemption from registration is claimed under Section 3(a)(9) of the Securities
(g) On August 1, 1997 the Company issued 276,082 shares of its Class B Common Stock to four stockholders in connection with the merger of Cheshire LTC Pharmacy, Inc. Exemption from registration is claimed under Section 4(2) of the Securities Act.
(h) On August 13, 1997 the Company issued $100,000,000 of convertible subordinated debentures due 2004. Exemption from registration is claimed under Section 4(2) of the Securities Act.
(i) On September 19, 1997 the Company issued 244,653 shares of its Class A Common Stock to sixteen stockholders in connection with the acquisition of certain assets of PharmaSource Healthcare, Inc. Exemption from registration is claimed under Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Numbers           Exhibit
                  -------           -------

                    4.1 Form of Convertible Subordinated Debenture due September 30, 1996. (A)

                    4.2 Indenture, dated August 13, 1997, between the Company and National City Bank, As Trustee. (B)

                    4.3 Form of 53/4% Convertible Subordinated Debentures due 2004. (B)

                    10.1 Credit Agreement, dated August 1, 1997, by and among the Company, the lending institutions named therein and KeyBank National Association, as Administrative Agent. (B)

                    11        Computation of Earnings Per Common Share

                    15        Independent Accountants' Review Report

                    27        Financial Data Schedule

                    (A) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-1 (Reg. No.33-80455).

                    (B) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-3, as amended (Reg. No. 333-35551).

         (b)      Reports on Form 8-K:


                  No reports on Form 8-K were filed during the three months ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NCS HealthCare, Inc.
                                         (Registrant)


Date:    November 14, 1997          By       /s/     Kevin B. Shaw
                                    ---------------------------------------
                                    Kevin B. Shaw
                                    President, Chief Executive Officer
                                    and Director
                                    (Principal Executive Officer)



Date:    November 14, 1997          By      /s/      Jeffrey R. Steinhilber
                                    ----------------------------------------
                                    Jeffrey R. Steinhilber
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                     Accounting Officer)