Form 10-Q
period 1997-12-31
NCS HEALTHCARE INC
filed 1998-02-17
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 UNITED STATES

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1997

Commission File Number- 0-27602

                        -------

                             NCS Health Care, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                          No. 34-1816187
---------------------------------------------------       --------------------
(State or other jurisdiction of incorporation or          (IRS employer
organization)                                             identification number)


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

Class A Common Stock, $.01 par value -- 12,646,504 shares as of February 6, 1998 Class B Common Stock, $.01 par value-- 6,877,464 shares as of February 6, 1998

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES


                                     INDEX


                                                                         Page
Part I. Financial Information:

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets-
            December 31, 1997 and June 30, 1997                            3

        Condensed Consolidated Statements of Income-
            Three and six months ended-
            December 31, 1997 and 1996                                     4

        Condensed Consolidated Statements of Cash Flows-
            Six months ended-
            December 31, 1997 and 1996                                     5

Notes to Condensed Consolidated Financial Statements - December 31, 1997   6

Item 2. Management's Discussion and Analysis of
        Results of Operations and Financial Condition                      9

Part II.        Other Information:

Item 2. Changes in Securities                                             12

Item 4. Submission of Matters to a Vote of Security Holders               12

Item 5. Other Information                                                 12

Item 6. Exhibits and Reports on Form 8-K                                  12

Signatures                                                                13

ITEM 1. FINANCIAL STATEMENTS


                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)



                                                                 (Unaudited)      (Note A)
                                                                  December 31,     June 30,
                                                                     1997           1997
                                                                  ------------     --------
ASSETS
Current Assets:
   Cash and cash equivalents                                       $ 49,012      $  8,160
   Accounts receivable, less allowances                              95,571        70,476
   Inventories                                                       29,496        22,28]
   Other                                                              8,851         6,570
                                                                   --------      --------
          Total current assets                                      182,930       107,487

Property and equipment, at cost
   net of accumulated depreciation and amortization                  31,050        23,309
Goodwill, less accumulated amortization                             201,359       180,723
Other assets                                                         16,329         9,511
                                                                   --------      --------
           Total assets                                            $431,668      $321,030
                                                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Line of credit                                                    $    -      $ 10,285
   Accounts payable                                                  17,619        15,054
   Accrued expenses and other liabilities                            29,434        28,984
                                                                   --------      --------
           Total current liabilities                                 47,053        54,323

Long-term debt                                                        8,760         8,043
Convertible subordinated debentures                                 102,753         4,313
Other                                                                   591           625

Stockholders' Equity:
     Preferred stock, par value $ .01 per share, 1,000,000
        shares authorized; none issued                                    -             -
     Common stock, par value  $.01 per share:
       Class A - 50,000,000 shares authorized; 12,344,870 and
         11,313,638 shares issued and outstanding at
         December 31,1997 and June 30, 1997, respectively               123           113
       Class B - 20,000,000 shares authorized; 6,905,467
         and 6,742,742 shares issued and outstanding at
         December 31, 1997 and June 30, 1997, respectively               69            67

     Paid-in capital                                                247,323       235,703
     Retained earnings                                               24,996        17,343
                                                                   --------      --------
        Total stockholders' equity                                  272,511       253,226
                                                                   --------      --------
        Total liabilities and stockholders' equity                 $431,668      $321,030
                                                                   ========      ========


Note A: The balance sheet at June 30,1997 has been derived from the audited financial statements at that date, but does not include any of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                     Three Months Ended              Six Months Ended
                                                          December 31                   December 31,
                                                   ------------------------       ------------------------
                                                      1997           1996            1997           1996
                                                   ------------------------       ------------------------

Revenues                                           $ 114,508      $  59,323       $ 218,219      $ 102,365
Cost of revenues                                      85,469         44,292         162,954         76,146
                                                   ---------      ---------       ---------      ---------
Gross profit                                          29,039         15,031          55,265         26,219
Selling, general and administrative expenses          21,229         11,175          40,582         18,829
                                                   ---------      ---------       ---------      ---------
Operating income                                       7,810          3,856          14,683          7,390
Interest expense (income), net                           754         (1,256)          1,255         (1,133)
                                                   ---------      ---------       ---------      ---------
Income before income taxes                             7,056          5,112          13,428          8,523
Income tax expense                                     3,034          2,223           5,774          3,724
                                                   ---------      ---------       ---------      ---------
Net income                                         $   4,022      $   2,889       $   7,654      $   4,799
                                                   =========      =========       =========      =========


Net income per share - basic                       $    0.21      $    0.17       $    0.41      $    0.33
                                                   =========      =========       =========      =========
Net income per share - diluted                     $    0.21      $    0.17       $    0.41      $    0.32
                                                   =========      =========       =========      =========
Shares used in the computation - basic                18,900         16,691          18,639         14,551
Shares used in the computation - diluted              19,113         17,526          18,887         15,386
























           See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                               Six Months Ended
                                                                  December 31,
                                                            -------------------------
                                                               1997            1996
                                                            ---------       ---------

OPERATING ACTIVITIES
Net income                                                  $   7,654       $   4,799
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                               7,009           3,103
    Changes in assets and liabilities, net
      of effects of assets and liabilities
      acquired:
        Accounts receivable, net                              (22,365)         (5,715)
        Accrued expenses and other liabilities                 (1,053)          4,115
        Other, net                                             (8,022)         (2,808)
                                                            -------------------------

Net cash provided by (used in) operating activities           (16,777)          3,494

INVESTING ACTIVITIES
Purchases of businesses                                       (11,607)        (52,009)
Capital expenditures for property and equipment, net           (9,582)         (3,386)
Other                                                          (4,785)         (1,418)
                                                            -------------------------
Net cash used in investing activities                         (25,974)        (56,813)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                              -         123,626
Proceeds from convertible subordinated debentures, net         97,250               -
Borrowings on line-of-credit                                   21,499           7,095
Payments on line-of-credit                                    (31,784)         (7,095)
Repayment of long-term debt                                    (3,575)         (1,996)
Proceeds from issuance of long-term debt                          213          10,246
                                                            -------------------------
Net cash provided by financing activities                      83,603         131,876
                                                            -------------------------
Net increase in cash and cash equivalents                      40,852          78,557
Cash and cash equivalents at beginning of period                8,160          21,460
                                                            -------------------------
Cash and cash equivalents at end of period                  $  49,012       $ 100,017
                                                            =========================



           See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                                  (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1997 (File No. 0-27602).

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

     In July 1997, $1,135,000 of 8% convertible subordinated debentures due in 1998 were converted into 112,890 shares of Class A Common Stock. In October 1997, $925,000 of 7% convertible subordinated debentures due in 1998 were converted into 91,990 shares of Class A Common Stock.

     During August 1997, the Company entered into a $135,000,000 credit facility expiring July 2000.

4. Significant acquisitions completed by the Company during the six months ended December 31, 1997 include Cheshire LTC Pharmacy, Inc. in Cheshire, Connecticut, PharmaSource Healthcare, Inc. in Norcross, Georgia and Marco & Company, LLC in Billings, Montana. The aggregate purchase price for all businesses acquired during the six months ended December 31, 1997 was $21,778,000 consisting of $11,607,000 in cash, $600,000 of debt and
     $9,571,000 of Class A Common Stock of the Company.

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

     Unaudited pro forma data, as though the Company had completed its October 4, 1996 public offering and had purchased each of these businesses as of July 1, 1996, are set forth below:

                                               Six Months           Six Months
                                                 Ended                 Ended
                                            December 31, 1997   December 31, 1996
                                            -----------------   ------------------
                                          (In thousands, except per share information)
        Revenues                              $   225,335       $   189,251
        Net income                            $     7,675       $     7,714
        Net income per share - basic          $      0.40       $      0.41
        Net income per share - diluted        $      0.40       $      0.40

During January 1998, the Company acquired MedStar Pharmacy, Inc. in Benson, North Carolina and Greenwood Pharmacy and Managed Pharmacy Services, affiliates of Eckerd Corporation. The Eckerd Corporation business is based in Sharon, Pennsylvania and provides institutional pharmacy an ancillary services to over 42,000 long-term care residents in New York, North Carolina and Pennsylvania. Annualized revenues of these acquisitions are approximately $79,000,000.

5. The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) which replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS No. 128. The following table sets forth the computation of basic and diluted earnings per share:



                                                          Three Months Ended          Six Months Ended
                                                              December 31,             December 31,
                                                          ---------------------      --------------------
                                                            1997         1996         1997        1996
                                                           -------      -------      -------      -------

Numerator:
  Numerator for basic earnings per share - net income      $ 4,022      $ 2,889      $ 7,654      $ 4,799

  Effect of dilutive securities:
    Convertible debentures                                       -           71            -          142
                                                           --------------------      --------------------


    Numerator for diluted earnings per share               $ 4,022      $ 2,960      $ 7,654       $4,941
                                                           ====================      ====================
Denominator:
  Denominator for basic earnings per share -
    weighted average common shares                          18,900       16,691       18,639       14,551

Effect of dilutive securities:
  Stock options                                                213          184          248          184
  Convertible debentures                                         -          651            -          651
                                                           --------------------      --------------------

Dilutive potential common shares                               213          835          248          835
                                                           --------------------      --------------------

  Denominator for diluted earnings per share                19,113       17,526       18,887       15,386
                                                           ====================      ====================


Basic earnings per share                                   $  0.21      $  0.17      $  0.41      $  0.33
                                                           ====================      ====================
Diluted earnings per share                                 $  0.21      $  0.17      $  0.41      $  0.32
                                                           ====================      ====================




The Company has $102,753,000 of convertible subordinated debentures outstanding at December 31, 1997 that are convertible into 3,332,000 shares of Class A Common Stock that were not included in the computation of diluted earnings per share as their effect would be antidilutive.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 1997


Results of Operations

Revenues for the three months ended December 31, 1997 increased 93.0% to $114,508,000 from $59,323,000 recorded in the comparable period in fiscal 1997. Revenues for the six months ended December 31, 1997 increased 113.2% to $218,219,000 from $102,365,000 recorded in the comparable period in fiscal 1997.

The increase in quarter and year to date revenues over comparable prior year periods is primarily attributed to two factors: the Company's acquisition program and internal growth. Of the $115,854,000 increase for the six months ended December 31, 1997, $6,949,000 was due to the acquisitions of Cheshire LTC Pharmacy, Inc. in August 1997, PharmaSource Healthcare, Inc. in September 1997 and Marco & Company, LLC in December 1997. In addition, $73,521,000 of the increase is attributable to revenues for the first six months of fiscal 1998 including a full period of operations for fiscal 1997 acquisitions. These fiscal 1997 acquisitions include Advanced Rx Services, Inc. in July 1996, IPAC Pharmacy, Inc., Medical Arts Pharmacy, Northside Pharmacy Inc., Med-Equip, Thrifty Medical Supply, Inc. and Thrifty Medical of Tulsa L.L.C. in August 1996, Hudson Pharmacy of Wichita, Inc. in September 1996, Spectrum Health Services, Inc. in October 1996, Clinical Health Systems in November 1996, Rescot Systems Group, Inc., W.P. Malone, Inc., Long Term Care Pharmacy Services and Eakles Drug Store, Inc. in January 1997, Pharmacare, Advanced Pharmaceutical Services, Inc. and Dahlin Pharmacy, Inc. in February 1997, Stoll Services, Inc., Cooper Hall Pharmacy, Inc., Hammer Incorporated, Daven Drug, and Medi-Centre Pharmacy in March 1997, Vangard Labs, Inc. in April 1997, Long Term Care, Inc. in May 1997 and Look Drug Store, Inc. and HLF Adult Home Pharmacy in June 1997. Internal growth accounted for $35,384,000 of the increase as the Company's existing operations continued to grow through marketing efforts to new and existing clients, increased drug utilization of long-term care facility residents, and the growth and integration of new and existing products and services. The total number of beds serviced by the Company as of December 31, 1997 increased 71% to 171,000 beds, from 100,000 beds at December 31, 1996.

Of the $55,185,000 increase in revenues for the three months ended December 31, 1997, $6,051,000 was due to the fiscal 1998 acquisitions noted above. In addition, $29,785,000 of the increase is attributable to revenues for the three months ended December 31, 1997 including a full period of operations for the fiscal 1997 acquisitions noted above and internal growth accounted for $19,349,000 of the increase.

Cost of revenues for the three months ended December 31, 1997 increased 93.0% to $85,469,000, from $44,292,000 recorded in the comparable period in fiscal 1997. For the six months ended December 31, 1997, cost of revenues increased 114.0% to $162,954,000 from $76,146,000 recorded in the comparable period in fiscal 1997. Cost of revenues as a percentage of revenues for the three and six month periods ended December 31, 1997 was 74.6% and 74.7%, respectively, compared to 74.7% and 74.4% for the comparable periods during the prior fiscal year.

The increase in cost of revenues as a percentage of revenues for the six months ended December 31, 1997 is primarily the result of acquisitions because at the time of acquisition, the gross margins of the acquired companies are typically lower than the Company as a whole. This is the result of several factors, including less advantageous purchasing terms, lack of formulary management and higher production costs.

Selling, general and administrative expenses for the three months ended December 31, 1997 increased 90.0% to $21,229,000, from $11,175,000 recorded in the comparable period in fiscal 1997. For the six months ended December 31, 1997, selling, general and administrative expenses increased 115.5% to $40,582,000 from $18,829,000 recorded in the comparable period in fiscal 1997. Selling, general and administrative expenses as a percentage of revenues was 18.5% and 18.6% for the three and six month periods ended December 31, 1997, compared to 18.8% and 18.4% during the comparable periods in fiscal 1997. The percentage increase for the six month period ended December 31, 1997 is primarily the result of acquisitions because at the time of acquisition, the selling, general and administrative expenses of the acquired companies are typically higher than the Company as a whole. The Company has been successful at creating operational efficiencies with acquisitions as selling, general and administrative expenses as a percentage of revenues decreased for the fourth straight quarter. The increase in selling, general, and administrative expenses in absolute dollars is mainly attributable to expenses associated with the operations of businesses acquired during the current and prior fiscal year.

The Company had net interest expense of $754,000 and $1,255,000 for the three and six month periods ended December 31, 1997, compared to net interest income of $1,256,000 and $1,133,000 during the comparable periods in fiscal 1997. The increase is primarily attributable to the reduction of long-term debt during the prior year with funds from the Company's initial public offering completed on February 14, 1996, interest income earned during the prior year on funds from the Company's public offering completed on October 4, 1996 and additional interest expense incurred in the current year on $100,000,000 of convertible subordinated debentures issued by the Company in August 1997.

Liquidity and Capital Resources

Net cash used in operating activities was $16,777,000 for the six months ended December 31, 1997, as compared to net cash provided by operating activities of $3,494,000 during the comparable period in fiscal 1997. Net cash used in operating activities increased from the comparable period in fiscal 1997 primarily due to an increase in accounts receivable and inventory. The increase in accounts receivable and inventory is mainly attributable to a 21.6% increase in sales during the three months ended December 31, 1997, as compared to the three months ended June 30,1997.

Net cash used in investing activities decreased to $25,974,000 during the six months ended December 31, 1997, as compared to $56,813,000 during the comparable period in fiscal 1997. The decrease is primarily the result of a decrease in cash used for acquisitions, partially offset by an increase in capital expenditures. Significant capital expenditures during the six months ended December 31, 1997 included computer and information systems equipment, computer software, furniture and fixtures at a new facility in Pinellas Park, Florida, leasehold improvements, medication carts and delivery vehicles.

Net cash provided by financing activities decreased to $83,603,000 during the six months ended December 31, 1997, from $136,876,000 during the comparable period in fiscal 1997. The fiscal 1997 amount is primarily a result of funds received from the Company's public offering completed on October 4, 1996. The fiscal 1998 amount is primarily a result of funds received from a convertible subordinated debenture offering completed on August 13,1997.

The Company's future cash requirements and cash flow expectations are closely related to its expansion plans. In August 1997, the Company issued $100,000,000 of convertible subordinated debentures due 2004. The debentures carry an interest rate of 5 3/4%. The debentures are obligations of the Company. The operations of the Company are currently conducted principally through subsidiaries, which are separate and distinct legal entities. The Company's ability to make payments of principal and interest on the debentures will depend on its ability to receive distributions of cash from its subsidiaries. Each of the Company's wholly-owned subsidiaries has guaranteed the Company's payment obligations under the debentures, so long as such subsidiary is a member of an affiliated group (within the meaning of Section 279(g) of the Internal Revenue Code of 1986, as amended) which includes the Company. The satisfaction by the Company's subsidiaries of their contractual guarantees, as well as the payment of dividends and certain loans and advances to the Company by such subsidiaries, may be subject to certain statutory or contractual restrictions, are contingent upon the earnings of such subsidiaries and are subject to various business considerations. Also in August 1997, the Company entered into a $135,000,000 credit facility expiring July 2000. The Company believes that its cash and available sources of capital, including proceeds from the issuance of the debentures and funds available under the credit facility, are sufficient to meet its normal operating requirements and acquisition needs through January 31, 1999.

On January 30, 1998, the Company paid approximately $81,000,000, subject to adjustment, for the purchase of substantially all of the assets used in the operation of the institutional pharmacy businesses of Thrift Drug, Inc., a Delaware corporation (d/b/a Greenwood Pharmacy), and Fay's Incorporated, a New York corporation (d/b/a/ MPS). The funds used to pay the purchase price were obtained in part through the proceeds of the Company's August 1997 offering of 5-3/4% debentures and in part through the Company's August 1997 credit facility. As of February 12, 1998, the Company has approximately $77,000,000 available on its August 1997 credit facility.

Year 2000 Compliance

Computer systems in use after the beginning of the year 2000 will need to accept four-digit entries in the date code field in order to distinguish 21st century dates from 20th century dates. Consequently, many companies face significant uncertainties because of the need to upgrade or replace their currently installed computer systems to comply with such "year 2000" requirements. At present, NCS believes its currently installed information systems are Year 2000 compliant. However, there can be no assurance that coding errors or other defects will not be discovered in the future. Any Year 2000 compliance problems of the Company, its service providers, its customers or its internet infrastructures could result in a material adverse effect on the Company's business, operating results and financial condition.

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

(a)  On October 31, 1997 the Company issued 155,296 shares of its Class A
     Common Stock to sixteen stockholders in connection with the acquisition of certain assets of PharmaSource Healthcare, Inc. Exemption from registration is claimed under Section 4(2) of the Securities Act.
(b) On October 31, 1997 the Company issued 91,990 shares of its Class A Common Stock to one stockholder in connection with the conversion of a Non-Negotiable 7% Convertible Promissory Note. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act.
(c) On December 1, 1997 the Company issued 7,407 shares of its Class A Common Stock to two stockholders in connection with the acquisition of certain assets of Marco & Company, LLC. Exemption from registration is claimed under Section 4(2) of the Securities Act.
(d) On December 31, 1997 the Company issued 267,347 shares of its Class B Common Stock to seven stockholders in connection with the merger of MedStar Pharmacy, Inc. Exemption from registration is claimed under Section 4(2) of the Securities Act.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on October 30, 1997 (the "Annual Meeting"), the stockholders voted to elect Kevin B. Shaw and Boake A. Sells each to an additional three-year term as Director of the Company.

        The following is a summary of the voting:

        Votes           Kevin B. Shaw           Boake A. Sells
        -----           -------------           --------------
        For               8,910,096               8,908,596
        Withheld            117,225                 118,725

The term of office of the following Directors of the Company continued after the Annual Meeting: Jon H. Outcalt, Phyllis K. Wilson, James B. Naylor, A. Malachi Mixon III and Richard O. Osborne.

ITEM 5. OTHER INFORMATION

On January 28, 1998, the Company issued a press release, a copy of which is filed herewith as Exhibit 99.1, regarding a document and records search conducted by governmental authorities at the Company's Herrin, Illinois pharmacy. To date, the governmental authorities have not advised the Company as to the nature or circumstance of their investigation.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit
        Numbers            Exhibit
        --------           -------

        15                 Independent Accountants' Review Report

        27                 Financial Data Schedule

        99.1               Press Release dated January 30, 1998


(b)     Reports on Form 8-K:

No reports on Form 8-K were filed during the three months ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NCS HealthCare, Inc.
                                                  (Registrant)

Date:   February 16, 1998                     By /s/     Kevin B. Shaw
                                                ------------------------------
                                                Kevin B. Shaw
                                                President, Chief Executive
                                                Officer and Director
                                                (Principal Executive Officer)

Date:   February 16, 1998                     By /s/ Jeffrey R. Steinhilber
                                                -------------------------------
                                                Jeffrey R. Steinhilber
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)