Form 10-Q
period 1998-03-31
NCS HEALTHCARE INC
filed 1998-05-15
CIK 1004990

 .


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  UNITED STATES

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998

Commission File Number-   0-27602
                          -------

                              NCS HealthCare, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                       34-1816187
---------------------------------------------       ----------------------------
(State or other jurisdiction of incorporation       (IRS employer identification
or organization)                                     No.)


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

Yes  X   No
    ----   ----

Common Stock Outstanding
------------------------

Indicate the number of shares outstanding of each of the Issuers' classes of common stock, as of the latest practicable date.

Class A Common Stock, $ .01 par value - 12,953,842 shares as of May 8, 1998 Class B Common Stock, $ .01 par value -- 6,640,900 shares as of May 8, 1998

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES

                                      INDEX



                                                                            Page
                                                                            ----
Part I.  Financial Information:

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
               March 31, 1998 and June 30, 1997                               3

         Condensed Consolidated Statements of Income-
               Three and nine months ended-
               March 31, 1998 and 1997                                        4

         Condensed Consolidated Statements of Cash Flows-
               Nine months ended-
               March 31, 1998 and 1997                                        5

Notes to Condensed Consolidated Financial Statements - March 31, 1998         6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        9

Part II. Other Information:

Item 2.  Changes in Securities                                               12

Item 6.  Exhibits and Reports on Form  8-K                                   12

Signatures                                                                   13

ITEM 1. FINANCIAL STATEMENTS

                                               NCS HEALTHCARE, INC.
                                                 AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                         (Unaudited)           (Note A)
                                                                          March 31,            June 30,
ASSETS                                                                      1998                 1997
                                                                       ---------------        ---------
Current Assets:
         Cash and cash equivalents                                       $ 23,779             $  8,160
         Accounts receivable, less allowances                             120,865               70,476
         Inventories                                                       38,632               22,281
         Other                                                             14,504                6,570
                                                                         --------             --------
                  Total current assets                                    197,780              107,487

Property and equipment, at cost
         net of accumulated depreciation and amortization                  36,450               23,309
Goodwill, less accumulated amortization                                   281,315              180,723
Other assets                                                               17,147                9,511
                                                                         --------             --------
                  Total assets                                           $532,692             $321,030
                                                                         ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Line of credit                                                  $   --               $ 10,285
         Accounts payable                                                  26,050               15,054
         Accrued expenses and other liabilities                            31,981               28,984
                                                                         --------             --------
                  Total current liabilities                                58,031               54,323

Line of credit                                                             78,000                 --
Long-term debt                                                              8,672                8,043
Convertible subordinated debentures                                       102,753                4,813
Other                                                                         743                  625


Stockholders' Equity:
         Preferred stock, par value $ .01 per share, 1,000,000
               shares authorized; none issued                                --                  --

         Common stock, par value $ .01 per share:
             Class A - 50,000,000 shares authorized; 12,949,705
                 and 11,313,638 shares issued and outstanding at
                 March 31, 1998 and June 30, 1997, respectively               129                  113
             Class B - 20,000,000 shares authorized; 6,642,400
                 and 6,742,742 shares issued and outstanding at
                 March 31, 1998 and June 30, 1997, respectively                66                   67

         Paid-in capital                                                  254,936              235,703
         Retained earnings                                                 29,362               17,343
                                                                         --------             --------
                  Total stockholders' equity                              284,493              253,226
                                                                         --------             --------
                  Total liabilities and stockholders' equity             $532,692             $321,030
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




                                               NCS HEALTHCARE, INC.
                                                 AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)
                                   (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                                  Three Months Ended                  Nine Months Ended
                                                                       March 31,                           March 31,
                                                              ---------------------------         ----------------------------
                                                                  1998             1997              1998             1997
                                                              ---------------------------         ----------------------------

       Revenues                                                 $137,669         $78,539           $355,888        $180,904
       Cost of revenues                                          102,812          58,867            265,766         135,013
                                                              ----------------------------        ----------------------------
       Gross profit                                               34,857          19,672             90,122          45,891
       Selling, general and administrative expenses               25,390          14,718             65,972          33,547
                                                              ----------------------------        ----------------------------
       Operating income                                            9,467           4,954             24,150          12,344
       Interest expense (income), net                              1,808            (517)             3,063          (1,650)
                                                              ----------------------------        ----------------------------
       Income before income taxes                                  7,659           5,471             21,087          13,994
       Income tax expense                                          3,294           2,380              9,068           6,104
       Net income                                               $  4,365         $ 3,091           $ 12,019        $  7,890
                                                              ============================        ============================

       Net income per share - basic                             $   0.22         $  0.18           $   0.64        $   0.51
                                                              ============================        ============================

       Net income per share - diluted                           $   0.22         $  0.18           $   0.63        $   0.50
                                                              ============================        ============================


       Shares used in the computation - basic                     19,486          17,257             18,903          15,440
       Shares used in the computation - diluted                   19,757          18,068             19,219          16,251








            See notes to condensed consolidated financial statements.



                                               NCS HEALTHCARE, INC.
                                                 AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                  (IN THOUSANDS)


                                                                                        Nine Months Ended
                                                                                             March 31,
                                                                                ----------------------------------
                                                                                    1998                    1997
                                                                                ----------------------------------
OPERATING ACTIVITIES
Net income                                                                       $  12,019              $   7,890
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
         Depreciation and amortization                                              11,708                  5,673
         Changes in assets and liabilities, net of effects of
            assets and liabilities acquired:
                  Accounts receivable                                              (31,053)               (13,461)
                  Accrued expenses and other liabilities                             7,539                 13,267
                  Other, net                                                       (16,972)                (3,173)
                                                                                ----------------------------------
Net cash provided by (used in) operating activities                                (16,759)                10,196

INVESTING ACTIVITIES
Purchases of businesses                                                           (108,116)              (131,036)
Capital expenditures for property and equipment, net                               (14,953)                (6,033)
Other                                                                               (5,933)                (4,971)
                                                                                ----------------------------------
Net cash used in investing activities                                             (129,002)              (142,040)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                --                  123,626
Proceeds from convertible subordinated debentures, net                              97,250                   --
Borrowings on line-of-credit                                                        99,499                 10,895
Payments on line-of-credit                                                         (31,784)               (10,895)
Repayment of long-term debt                                                         (3,763)               (14,164)
Proceeds from issuance of long-term debt                                               178                 22,129
                                                                                ----------------------------------
Net cash provided by financing activities                                          161,380                131,591
                                                                                ----------------------------------
Net increase in cash and cash equivalents                                           15,619                   (253)
Cash and cash equivalents at beginning of period                                     8,160                 21,460
                                                                                ----------------------------------
Cash and cash equivalents at end of period                                       $  23,779              $  21,207
                                                                                ==================================



            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1997 (File No. 0-27602).

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

4. Significant acquisitions completed by the Company during the nine months ended March 31, 1998 include Cheshire LTC Pharmacy, Inc. in Cheshire, Connecticut, PharmaSource Healthcare, Inc. in Norcross, Georgia, Marco & Company, LLC in Billings, Montana, MedStar Pharmacy, Inc. in Benson, North Carolina, Greenwood Pharmacy and Managed Pharmacy Services, affiliates of Eckerd Corporation based in Sharon, Pennsylvania, Medical Pharmacy in Bakersfield, California, Robcin Enterprises, Inc. in Independence, Missouri and Apple Institutional Services in Salisbury, Maryland. The aggregate purchase price for all businesses acquired during the nine months ended March 31, 1998 was $125,904,000 consisting of $108,116,000 in cash,
     $600,000 of debt and $17,188,000 of Class A Common Stock of the Company.

     The Cheshire LTC Pharmacy, Inc. and MedStar Pharmacy, Inc. acquisitions were accounted for as pooling of interests transactions, however the impact of these transactions on the Company's historical financial statements is not significant. Consequently, prior period financial statements have not been restated for these transactions.

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

     Unaudited pro forma data, as though the Company had completed its October 4, 1996 public offering and had purchased each of these businesses as of July 1, 1996, are set forth below:

                                            Nine Months               Nine Months
                                               Ended                     Ended
                                          March 31, 1998             March 31, 1997
                                          --------------             --------------
                                         (In thousands, except per share information)

Revenues                                 $      417,365              $     369,584

Net income                               $       11,747              $       9,195

Net income per share - basic             $         0.60              $        0.48
Net income per share - diluted           $         0.59              $        0.47

     On April 10, 1998, the Company signed a definitive agreement to acquire the institutional pharmacy assets of Walgreen Co., an Illinois corporation ("Walgreen"). The closing of the acquisition is subject to customary closing conditions, including regulatory approval, and is expected to occur on or about June 1, 1998. The business to be acquired is based in Deerfield, Illinois and provides institutional pharmacy and ancillary services to over 20,000 long-term care residents in Arizona, Iowa, Minnesota, New Mexico, Nebraska, Tennessee, Texas and Wisconsin.

5. The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) which replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS No. 128.The following table sets forth the computation of basic and diluted earnings per share:


                                                                     Three Months Ended                 Nine Months Ended
                                                                           March 31,                        March 31,
                                                              ------------------------------      ----------------------------
                                                                    1998              1997             1998              1997
                                                              ------------------------------      ----------------------------


    Numerator:
       Numerator for basic earnings per share - net income       $  4,366         $  3,091          $12,019         $  7,890
       Effect of dilutive securities:
          Convertible debentures                                       -                71               -               212
                                                              ------------------------------      ----------------------------

          Numerator for diluted earnings per share               $  4,366         $  3,162          $12,019         $  8,102
                                                              ==============================      ============================

    Denominator:
       Denominator for basic earnings per share -
          weighted average common shares                           19,486           17,257           18,903           15,440
       Effect of dilutive securities:
          Stock options                                               271              160              316              160
          Convertible debentures                                       -               651               -               651
                                                              ------------------------------      ----------------------------

       Dilutive potential common shares                               271              811              316              811
                                                              ------------------------------      ----------------------------

          Denominator for diluted earnings per share               19,757           18,068           19,219           16,251
                                                              ==============================      ============================


    Basic earnings per share                                     $   0.22         $   0.18          $  0.64         $   0.51
                                                              ==============================      ============================
    Diluted earnings per share                                   $   0.22         $   0.18          $  0.63         $   0.50
                                                              ==============================      ============================


    The Company has $102,753,000 of convertible subordinated debentures outstanding at March 31, 1998 that are convertible into 3,332,000 shares of Class A Common Stock that were not included in the computation of diluted earnings per share as their effect would be antidilutive.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                   THREE AND NINE MONTHS ENDED MARCH 31, 1998


Results of Operations

Revenues for the three months ended March 31, 1998 increased 75.3% to $137,669,000 from $78,539,000 recorded in the comparable period in fiscal 1997. Revenues for the nine months ended March 31, 1998 increased 96.7% to $355,888,000 from $180,904,000 recorded in the comparable period in fiscal 1997.

The increase in quarter and year to date revenues over comparable prior year periods is primarily attributed to two factors: the Company's acquisition program and internal growth. Of the $174,984,000 increase for the nine months ended March 31, 1998, $30,161,000 was due to the acquisitions of Cheshire LTC Pharmacy, Inc. in August 1997, PharmaSource Healthcare, Inc. in September 1997, Marco & Company, LLC in December 1997, MedStar Pharmacy, Inc. in January 1998, Medical Pharmacy, Robcin Enterprises, Inc. and Greenwood Pharmacy and Managed Pharmacy Services, affiliates of Eckerd Corporation in February 1998 and Apple Institutional Services in March 1998. In addition, $85,357,000 of the increase is attributable to revenues for the first nine months of fiscal 1998 including a full period of operations for fiscal 1997 acquisitions. These fiscal 1997 acquisitions include Advanced Rx Services, Inc. in July 1996, IPAC Pharmacy, Inc., Medical Arts Pharmacy, Northside Pharmacy Inc., Med-Equip, Thrifty Medical Supply, Inc. and Thrifty Medical of Tulsa L.L.C. in August 1996, Hudson Pharmacy of Wichita, Inc. in September 1996, Spectrum Health Services, Inc. in October 1996, Clinical Health Systems in November 1996, Rescot Systems Group, Inc., W.P. Malone, Inc., Long Term Care Pharmacy Services and Eakles Drug Store, Inc. in January 1997, Pharmacare, Advanced Pharmaceutical Services, Inc. and Dahlin Pharmacy, Inc. in February 1997, Stoll Services, Inc., Cooper Hall Pharmacy, Inc., Hammer Incorporated, Daven Drug, and Medi-Centre Pharmacy in March 1997, Vangard Labs, Inc. in April 1997, Long Term Care, Inc. in May 1997 and Look Drug Store, Inc. and HLF Adult Home Pharmacy in June 1997. Internal growth accounted for $59,466,000 of the increase as the Company's existing operations continued to grow through marketing efforts to new and existing clients, increased drug utilization of long-term care facility residents, and the growth and integration of new and existing products and services. The total number of beds serviced by the Company as of March 31, 1998 increased 53% to 223,000 beds, from 146,000 beds at March 31, 1997.

Of the $59,130,000 increase in revenues for the three months ended March 31, 1998, $12,216,000 was due to the fiscal 1998 acquisitions noted above. In addition, $23,103,000 of the increase is attributable to revenues for the three months ended March 31, 1998 including a full period of operations for the fiscal 1997 acquisitions noted above and internal growth accounted for $23,811,000 of the increase.

Cost of revenues for the three months ended March 31, 1998 increased 74.7% to $102,812,000, from $58,867,000 recorded in the comparable period in fiscal 1997. For the nine months ended March 31, 1998, cost of revenues increased 96.8% to $265,766,000 from $135,013,000 recorded in the comparable period in fiscal 1997. Cost of revenues as a percentage of revenues for the three and nine month periods ended March 31, 1998 was 74.7% and 74.7%, respectively, compared to 74.9% and 74.6% for the comparable periods during the prior fiscal year.

The fluctuations in cost of revenues as a percentage of revenues for the three months and nine months ended March 31, 1998 is primarily the result of the timing of acquisitions. At the time of acquisition, the gross margins of the acquired companies are typically lower than the Company as a whole; however, the Company is typically able to increase the gross margins of the acquired companies through more advantageous purchasing terms and the use of formulary management.

Selling, general and administrative expenses for the three months ended March 31, 1998 increased 72.5% to $25,390,000, from $14,718,000 recorded in the comparable period in fiscal 1997. For the nine months ended March 31, 1998, selling, general and administrative expenses increased 96.7% to $65,972,000 from $33,547,000 recorded in the comparable period in fiscal 1997. Selling, general and administrative expenses as a percentage of revenues was 18.4% and 18.5% for the three and nine month periods ended March 31, 1998, compared to 18.7% and 18.5% during the comparable periods in fiscal 1997. The percentage decrease for the three month period ended March 31, 1998 is a result of creating operational efficiencies with acquisitions and the ability to leverage overhead expenses over a larger revenue base. At the time of acquisition, the selling, general and administrative expenses of the acquired companies are typically higher than the Company as a whole. The Company has been successful at creating operational efficiencies with acquisitions as selling, general and administrative expenses as a percentage of revenues decreased for the fifth straight quarter. The increase in selling, general, and administrative expenses in absolute dollars is mainly attributable to expenses associated with the operations of businesses acquired during the current and prior fiscal year.

The Company had net interest expense of $1,808,000 and $3,063,000 for the three and nine month periods ended March 31, 1998, compared to net interest income of $517,000 and $1,650,000 during the comparable periods in fiscal 1997. The increase is primarily attributable to the reduction of long-term debt during the prior year with funds from the Company's initial public offering completed on February 14, 1996, interest income earned during the prior year on funds from the Company's public offering completed on October 4, 1996 and additional interest expense incurred in the current year on $100,000,000 of convertible subordinated debentures issued by the Company in August 1997 and increased borrowings on the August 1997 credit facility.

Liquidity and Capital Resources

Net cash used in operating activities was $16,759,000 for the nine months ended March 31, 1998, as compared to net cash provided by operating activities of $10,196,000 during the comparable period in fiscal 1997. Net cash used in operating activities increased from the comparable period in fiscal 1997 primarily due to an increase in accounts receivable and inventory. The increase in accounts receivable and inventory is mainly attributable to a 46.2% increase in sales during the three months ended March 31, 1998, as compared to the three months ended June 30, 1997. Net cash provided by operating activities was $18,000 for the three months ended March 31, 1998.

Net cash used in investing activities decreased to $129,002,000 during the nine months ended March 31, 1998, as compared to $142,040,000 during the comparable period in fiscal 1997. The decrease is primarily the result of a decrease in cash used for acquisitions, partially offset by an increase in capital expenditures. Significant capital expenditures during the nine months ended March 31, 1998 included computer and information systems equipment, computer software, furniture and fixtures at new facilities in Pinellas Park, Florida and Van Nuys, California, leasehold improvements, medication carts and delivery vehicles.

Net cash provided by financing activities increased to $161,380,000 during the nine months ended March 31, 1998, from $131,591,000 during the comparable period in fiscal 1997. The fiscal 1998 amount is primarily a result of funds received from a convertible subordinated debenture offering completed on August 13, 1997 and borrowings on the August 1997 credit facility. The fiscal 1997 amount is primarily a result of funds received from the Company's public offering completed on October 4, 1996.

The Company's future cash requirements and cash flow expectations are closely related to its expansion plans. In August 1997, the Company issued $100,000,000 of convertible subordinated debentures due 2004. The debentures carry an interest rate of 5 3/4%. The debentures are obligations of the Company. The operations of the Company are currently conducted principally through subsidiaries, which are separate and distinct legal entities. The Company's ability to make payments of principal and interest on the debentures will depend on its ability to receive distributions of cash from its subsidiaries. Each of the Company's wholly-owned subsidiaries has guaranteed the Company's payment obligations under the debentures, so long as such subsidiary is a member of an affiliated group (within the meaning of Section 279(g) of the Internal Revenue Code of 1986, as amended) which includes the Company. The satisfaction by the Company's subsidiaries of their contractual guarantees, as well as the payment of dividends and certain loans and advances to the Company by such subsidiaries, may be subject to certain statutory or contractual restrictions, are contingent upon the earnings of such subsidiaries and are subject to various business considerations. Also in August 1997, the Company entered into a $135,000,000 credit facility expiring July 2000. As of March 31, 1998, the Company has $57,000,000 available on its credit facility.

On April 10, 1998, the Company signed a definitive agreement to acquire the institutional pharmacy assets of Walgreen Co., an Illinois corporation ("Walgreen"). The closing of the acquisition is subject to customary closing conditions, including regulatory approval, and is expected to occur on or about June 1, 1998. The Walgreen acquisition will primarily be funded by the current credit facility, however, the acquisition is expected to utilize the remaining funds available under the current credit facility. In conjunction with the Walgreen acquisition, the Company is currently in the process of finalizing negotiations for a new $200,000,000 credit facility that the Company believes will be sufficient to meet its normal operating requirements and acquisition needs through March 31, 1999.

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

(a) On January 30, 1998 the Company issued 5,631 shares of its Class A Common Stock to two stockholders in connection with the acquisition of certain assets of Precision X-Ray Services, Inc. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(b) On February 1, 1998 the Company issued 268,000 shares of its Class A Common Stock to two stockholders in connection with the acquisition of certain assets of Medical Pharmacy. Exemption from registration is claimed under
     Section 4(2) of the Securities Act.

(c) On February 17, 1998 the Company issued 23,329 shares of its Class B Common Stock to two stockholders in connection with the merger of Progressive Rehab, Inc. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(d) Effective December 31, 1997 the Company issued 44,808 shares of its Class A Common Stock to one stockholder in connection with the conversion of a Non-Negotiable 7% Convertible Promissory Note. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibit
                 Numbers           Exhibit
                 -------           -------

                    15.1           Independent Accountants' Review Report

                    15.2           Acknowledgment Letter

                    27             Financial Data Schedule

         (b)     Reports on Form 8-K:

                 (1) On February 13, 1998 the Company filed a Current Report on Form 8-K relating to the acquisition of substantially all of the assets primarily used in the operation of the institutional pharmacy business of Thrift Drug, Inc. and Fay's Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NCS HealthCare, Inc.
                                      (Registrant)

Date:  May 15, 1998         By   /s/  Kevin B. Shaw
                                 ---------------------------------------
                                 Kevin B. Shaw
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)


Date:  May 15, 1998         By    /s/   Gerald D. Stethem
                                 ---------------------------------------
                                 Gerald D. Stethem
                                 Chief Financial Officer
                                 (Principal Financial and
                                  Accounting Officer)