Form 10-K
period 1998-06-30
NCS HEALTHCARE INC
filed 1998-09-28
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
                  ANNUAL REyPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
                  [X] FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

       Registrant's telephone number, including area code: (216) 378-6800

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of June 30, 1998, the registrant had 13,355,751 shares of Class A Common Stock, par value $.01 per share, and 6,463,244 shares of Class B Common Stock, par value $.01 per share, issued and outstanding. As of that date, the aggregate market value of these shares, which together constitute all of the voting stock of the registrant, held by non-affiliates was $410,828,555 (based upon the closing price of $28.50 per share of Class A Common Stock on the NASDAQ National Market on June 30, 1998). For purposes of this calculation, the registrant deems the 221,912 shares of Class A Common Stock and the 5,079,632 shares of Class B Common Stock held by all of its Directors and executive officers to be the shares of Class A Common Stock and Class B Common Stock held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held in 1998 are incorporated by reference into Part III of this Form 10-K.

         Except as otherwise stated, the information contained in this Form 10-K is as of June 30, 1998.

                              NCS HEALTHCARE, INC.
                         1998 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.           BUSINESS                                                                       1
ITEM 2.           PROPERTIES                                                                    10
ITEM 3.           LEGAL PROCEEDINGS                                                             10
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           10
ITEM 4A.          EXECUTIVE OFFICERS OF THE COMPANY                                             10

                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS                                                           12
ITEM 6.           SELECTED FINANCIAL DATA                                                       13
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS                                                         14
ITEM 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    17
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                   17
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                                          42

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                               42
ITEM 11.          EXECUTIVE COMPENSATION                                                        42
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                42
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                42

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K              43

                                     PART I

ITEM 1. BUSINESS

GENERAL

         NCS HealthCare, Inc. (the "Company" or "NCS") is a leading independent provider of pharmacy services to long-term care institutions including skilled nursing facilities, assisted living facilities and other institutional health care settings. The Company purchases and dispenses prescription and non-prescription pharmaceuticals and provides client facilities with related management services, automated medical record keeping, drug therapy evaluation and regulatory assistance. The Company also provides a broad array of ancillary health care services to complement its core pharmacy services, including infusion therapy, physical, speech and occupational therapies, nutrition management, mobile diagnostics and other services. The Company is considered to operate principally in one business segment.

         NCS entered the long-term care pharmacy services industry in 1986 with the acquisition of Modern Pharmacy Consultants, Inc. in Northeastern Ohio. Through June 30, 1998, the Company had completed a total of 49 acquisitions (other than fold-in acquisitions) including 11 acquisitions since the beginning of fiscal 1998. As a result of these acquisitions, the Company has expanded its geographic presence into 34 states serving approximately 248,000 residents.

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

         On August 13, 1997, the Company issued $100,000,000 of convertible subordinated debentures due 2004. Net proceeds to the Company were approximately $97,250,000 net of underwriting discounts and expenses. The debentures carry an interest rate of 5-3/4 % and are convertible into shares of Class A Common Stock at any time prior to maturity at $32.70 per share. A portion of the proceeds from the debenture offering was used to repay approximately $21,000,000 of outstanding indebtedness under short-term borrowings. The remaining proceeds were used to fund business acquisitions.

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

         Based on data from industry sources, the Company estimates that the U.S. market for pharmacy services (including consulting services and related supplies) in long-term care and assisted living facilities will approximate $6 billion for 1998. The Company believes that the market is growing due primarily to three factors. First, the number of long-term care facility residents is rising as a result of demographic trends. According to the U.S. Bureau of the Census, the number of persons over age 75 increased by approximately 30% from 1980 to 1990. In 1990, 6.1% of the population ages 75 to 84 and 24.5% of the population ages 85 or older received care in long-term care facilities. The segment of the population over age 85, which comprises the largest percentage of residents at long-term care facilities, is the fastest growing segment of the population and is expected to increase by more than 40% from 1990 to 2000.

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

         The third factor is that hospitals are discharging patients earlier due to funding pressures and cost containment efforts. Therefore, an increasing number of patients are now receiving care outside of traditional hospitals into alternative settings such as long-term care facilities.

         In addition, the cost containment pressures in the hospital sector are also beginning to create opportunities for institutional pharmaceutical companies among rural hospitals as evidenced by an increasing trend towards outsourcing pharmaceutical services in this market. Based on data from industry sources, the Company estimates that the U.S. institutional pharmaceutical market for rural hospitals will approximate $3.6 billion for 1998.

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

                  Changing Market. The long-term care market is undergoing change as health care reform proposals are considered, cost-containment initiatives are implemented, managed care organizations seek regional coverage and consolidation takes place. Smaller providers are more concerned with, and generally less capable of capitalizing on opportunities created by these changes.

BUSINESS STRATEGY

         NCS's strategy is to capitalize on industry trends and Company expertise to strengthen its position as a leading provider of high quality, integrated pharmacy and related services to institutional clients. The Company intends to implement this strategy by continuing its acquisition and development program, identifying and standardizing "best practices," cross marketing its services across its customer base to generate internal growth, utilizing its proprietary technology to deliver information and providing a broad array of ancillary health care services to complement its core pharmacy services.

                  Acquisition and Development Program. NCS is continuing its acquisition program to capitalize on consolidation opportunities in the institutional pharmacy market. As of June 30, 1998, the Company had completed 49 acquisitions (other than fold-in acquisitions), including 11 acquisitions since the beginning of fiscal 1998. Through consolidation, the Company believes it can achieve substantial economies of scale in areas such as drug purchasing and can create efficiencies by consolidating administrative functions, centralizing formulary management, providing management information systems support and otherwise streamlining operations. In addition, by identifying areas in which acquired companies outperform NCS and standardizing these "best practices" company-wide, the Company strives to provide its customers with the highest quality services possible.

                  In addition, NCS has developed the systems and competencies necessary to open new market locations that have the breadth of services and standards of quality of existing branches. To date, NCS has developed new sites in eight locations, and the Company intends to develop additional sites in markets in which competitive factors and economics make a start-up preferable to an acquisition.

SERVICES

         The Company has traditionally provided institutional pharmacy and infusion products and services to long-term care facility residents. In recent years, NCS has developed an array of services which address the needs of long-term care facilities to accommodate higher acuity admissions and manage costs. NCS believes that it is one of the few companies capable of offering customers the depth and breadth of these products and services. For the year ended June 30, 1998, approximately 77% of the Company's revenues were derived from providing pharmacy and consultant pharmacy services to long-term care facilities. An additional 6% of revenues were derived from providing infusion therapy services, 3% were derived from providing other therapy services and the remaining 14% were primarily derived from providing various other products and services, including nutrition management, oxygen and Medicare Part B services.

         Pharmacy Services. The Company's core business is providing pharmaceutical dispensing services to residents of long-term care facilities and other institutions. The Company purchases, repackages and dispenses prescription and non-prescription medication in accordance with physician orders and delivers such prescriptions at least daily to long-term care facilities for administration to residents by the nursing staffs of these facilities. The Company typically serves facilities within a two hour drive time of its distribution facility and provides 24 hour coverage 365 days per year. As of June 30, 1998, the Company provided its services from 89 sites in 34 states. NCS also provides its services through the management of third party institutional pharmacies.

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

         At those sites at which Concord DX, the Company's proprietary computer system, has been implemented, the Company utilizes its work flow control to improve efficiencies and uses its bar-coding system to enhance safety. Under this system, a bar code label is applied to each unit dose package. In most cases, this step is executed by the Company. At the request of the Company, certain manufacturers have begun to provide pharmaceuticals which are pre-packaged and bar coded. Through bar coding, information relating to the contents and destination of each unit dose package distributed can be automatically entered into the Concord DX system. This bar code technology enables the Company to monitor pharmaceuticals throughout the production and distribution process, thereby reducing errors, improving pharmacy control and enhancing production efficiency.

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

         Other Therapies. In 1993, the Company began providing physical, speech and occupational therapy services. The Company currently provides these services to residents of 107 long-term care facilities.

         Nutrition Management. NCS assists long-term care facilities in menu planning, purchasing and managing their dietary operations. Because the food service area is typically one of the principal areas of regulatory violations, this is an area of critical concern to long-term care facility operators. Currently, NCS provides this service to over 300 long-term care facility customers.

         Other. The Company also provides long-term care facilities with assistance in complying with regulations concerning healthy and sanitary environments. The Company also assists its customers with various regulatory compliance matters and products and services relating to durable medical equipment ("DME"), oxygen, mobile diagnostics and Medicare Part B products and services. Finally, NCS offers specialized educational services that aid facilities in the training of their staffs. These services include surveys to prepare facilities for state reviews and training on appropriate nursing techniques in infusion therapy, wound care management and restorative nursing.

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

         Successful implementation of formulary guidelines is dependent upon close interaction between the pharmacist and the prescribing physician. NCS seeks to attract and retain highly trained clinical pharmacists and encourages their active participation in the caring for residents of long-term care facilities, including consultation with the facilities' medical staff and other prescribing physicians, to increase the likelihood that the most efficacious, safe and cost-effective drug therapy is prescribed. The Company's formulary program is directed by the NCS Formulary Committee, which is comprised of eight pharmacists and two additional members. The NCS Formulary Committee is responsible for establishing protocols and procedures for evaluating alternative drug therapies. To facilitate adherence to the Company's formulary guidelines, NCS annually publishes the NCS Formulary Guide, which presents the findings and recommendations of the NCS Formulary Committee as well as reimbursement information. The Company believes that adherence to the NCS formulary guidelines improves drug therapy results, lowers costs for residents and strengthens the Company's purchasing power with pharmaceutical manufacturers.

ACQUISITION PROGRAM

         The Company intends to continue to pursue a strategy of growth through acquisitions and from internal growth through sales and marketing efforts to new and existing customers. Between 1986 and June 30, 1998, NCS completed 49 acquisitions (other than fold-in acquisitions), including 11 acquisitions since the beginning of fiscal 1998. The Company believes that through consolidation of other institutional pharmacies it can provide a broad array of high quality pharmacy and related services in a cost effective manner. Acquisition and effective integration can result in efficiencies in service delivery, management, marketing, information systems and administrative functions, substantial increases in purchasing leverage, particularly with respect to drug purchases, the ability to provide a broad range of ancillary services complementary to the Company's core pharmacy services and the geographic scope necessary to service multi-facility customers and market to managed care payors.

         NCS targets acquisition candidates with strong management, a demonstrated capacity for growth and opportunities to realize efficiencies through consolidation and integration. The Company's philosophy is to create an environment that maintains the importance of the entrepreneur in such key areas as dispensing, consulting, marketing and customer service while consolidating formulary management, purchasing, administration and information systems. Central to the Company's integration strategy is implementation of NCS's proprietary information systems, which improve communications between the Company's sites and permit comparison of results, facilitating the identification of "best practices." NCS further targets acquisition candidates with management who intend to continue to participate in the operation of the business but believe that there are more substantial opportunities in being involved in a larger organization. The Company generally includes equity in NCS as a component of the purchase price for an acquired company in order to align the interests of the acquired company's management with those of NCS. The Company typically values acquisition candidates based on number of beds served, business mix, quality of management and whether the target is a regional hub or a "fold-in."

         Through its acquisition program, the Company seeks to expand its presence into new geographical areas and to achieve efficiencies through consolidation in existing markets. The Company has traditionally targeted candidates that the Company believes will increase its ability to provide high quality core pharmacy and ancillary services to multi-facility and managed care providers. The Company continues to examine opportunities to acquire institutional pharmacies and independent ancillary service providers in both new and existing geographical markets.

MANAGEMENT INFORMATION SYSTEMS

         An integral part of NCS's services mix is its proprietary management information system called "Concord DX", which has extensive capabilities designed to improve operating efficiencies and controls both internally and at the customer level. In conjunction with the unit dose distribution system and using a bar-coding label system on each unit dose package, Concord DX is able to monitor pharmaceuticals within NCS throughout the production and distribution process. At the customer level, Concord DX automatically screens prescription orders received from physicians for patient-specific allergies and potentially adverse reactions given other medications the patient may be receiving. Concord DX is also used to create individual patient medical records and monthly management and quality assurance reports for NCS's customers. To date, Concord DX has been implemented in 40% of NCS's customer base.

         In 1997, the Company acquired Rescot Systems Group, Inc. ("Rescot"). For the past 10 years, Rescot has developed one of the premier pharmacy systems used for managing patient and pharmacy data. Rescot has been instrumental in the design and implementation of Concord DX.

         In addition to these internal capabilities, NCS has added a suite of software applications named ASTRAL designed to address customers' needs. Each of the Astral applications meets one of three goals: (1) improve the profitability of the nursing home, (2) enhance the quality of care delivered, or (3) improve the nursing home's ability to conform to regulatory requirements. NCS's current ASTRAL modules are as follows:

         NCS ON-LINE is the core product in ASTRAL. It improves profitability by dramatically reducing nursing time associated with ordering medicines and printing pharmacy reports. NCS On-Line provides a real time connection to NCS for ordering, reviewing med sheets and generating reports. Patient care is enhanced by reducing the amount of nursing time associated with clerical functions.

         PROVIEW improves a nursing home's profitability by enhancing the facility's ability to make economic admission decisions. ProView analyzes the costs and revenues associated with a resident prior to admission. In the coming era of Prospective Pay, it is a valuable tool for ensuring that a customer prospectively evaluates all financial aspects related to admitting a resident.

         OSCAR is an on-line survey tool which compares a facility's state surveys over time and across regions. By using

         OSCAR, a nursing facility can quickly gain perspective as to how they are performing relative to their history and their state, regional or national competitors. NCS updates this quarterly and it has improved their customers' ability to conform to regulations.

         SURVEY ADVANTAGE anticipates possible enforcement remedies, tracks informal and formal appeals and creates management reports to analyze survey and enforcement status. In addition, it replaces manuals and printed regulations while offering an extensive search capability for finding regulations related to a word, phrase or tag number.

         LIVEWELL is a clinical documentation and pharmacy ordering system designed for the assisted living market. It enhances care by electronically documenting the medical records and ordering functions.

         In addition to the innovations currently being used by NCS customers, the Company believes that the integration of other information systems within the nursing home is a critical future customer need. The Company believes that access to both clinical and financial information is a key factor in improving care and managing costs. The Company believes that the ASTRAL system will facilitate a unified NCS culture through improved site-to-site communication and will enhance the Company's ability to deliver high quality, standardized services throughout its geographic market.

SALES AND MARKETING

         In marketing to existing customers, NCS has organized the selling efforts of each formerly independent location into a single sales force consisting of 49 field service representatives, eight sales managers. All field sales representatives are trained in each of the Company's products and services and sell these services throughout their respective geographic territories. A typical territory consists of approximately 250 long-term care facilities, and the salesperson follows an eight week call cycle. These individuals are paid base salaries with commissions comprising up to 75% of a successful salesperson's compensation. The Company believes that long-term care facilities change institutional pharmacies fairly infrequently, but when a change is made, it is generally the result of a competitor's ability to offer better service or a broader array of products and services.

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

CUSTOMERS

         At June 30, 1998, NCS had contracts to provide services to approximately 248,000 residents in 34 states. These contracts, as is typical in the industry, are generally for a period of one year but can be terminated by either party for any reason upon thirty days written notice. Over the past year, NCS has expanded its customer base to also include rural hospitals and at June 30, 1998, NCS had contracts to manage hospital pharmacies in nineteen states. As of June 30, 1998, no individual customer or market group represents more than 5% of the total sales of the Company's institutional pharmacy business.

COMPETITION

         Competition among providers of pharmacy services to long-term care facilities is intense, both regionally and nationally. The Company believes that it is one of the top three independent institutional pharmacies in the Country. Institutional pharmacies compete principally on the basis of service levels and service breadth. In its program of acquiring institutional pharmacy providers, NCS competes with several other companies with similar acquisition strategies, some of which may have greater resources than the Company.

REIMBURSEMENT AND BILLING

         As is generally the case for long-term care facility services, NCS receives payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), private third-party insurers and long-term care facilities. For the fiscal year ended June 30, 1998, the Company's payor mix was approximately 37% Medicaid, 4% Medicare, 18% private pay, 13% third-party insurance and other and 28% long-term care facilities, including amounts for which the long-term care facility receives reimbursement under Medicare Part A. Medicare and Medicaid are highly regulated. The failure of NCS and/or its client institutions to comply with applicable reimbursement regulations could adversely affect the Company's business.

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

         Medicaid. The Medicaid program is a federal-state cooperative program designed to enable states to provide medical assistance to aged, blind or disabled individuals, or to members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services. State participation in the Medicaid program is voluntary. To become eligible to receive federal funds, a state must submit a Medicaid "state plan" to the Secretary of HHS for approval. The federal Medicaid statute specifies a variety of requirements which the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration. For residents eligible for Medicaid, the Company bills the individual state Medicaid program or, in certain circumstances state designated managed care or other similar organizations. Medicaid programs are funded jointly by the federal government and individual states and are administered by the states. The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by the Health Care Financing Administration and applicable federal law. Federal regulations and the regulations of certain states establish "upper limits" for reimbursement for prescription drugs under Medicaid. In most states pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. In addition, most states establish a fixed dispensing fee which is adjusted to reflect associated costs on an annual or less frequent basis.

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

         Long-term care facilities are also separately required to be licensed in the states in which they operate and, if serving Medicare or Medicaid patients, must be certified to ensure compliance with applicable program participation requirements. Long-term care facilities are also subject to the long-term care facility reforms of OBRA, which impose strict compliance standards relating to the quality of care for long-term care operations, including vastly increased documentation and reporting requirements. In addition, pharmacists, nurses and other health professionals who provide services on the Company's behalf are in most cases required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct.

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

         Prospective Payment System. The Balanced Budget Act of 1997 (BBA), enacted on August 5, 1997, mandated the implementation of a prospective payment system (PPS) for skilled nursing facilities (SNFs) providing care for Medicare Part A patients, effective for all SNFs whose cost reporting period begins on or after July 1, 1998.

         Under the new PPS, SNFs will receive a single per diem payment for all Medicare Part A covered SNF services. These payment rates will encompass all costs of furnishing covered skilled nursing services (routine, ancillary and capital-related costs) other than the costs of approved educational activities. Covered SNF services include: 1) all items and services provided under Part A; and 2) all items and services (except those specifically excluded by statute) which were previously provided under Part B to SNF residents during a Part A stay. PPS will incorporate payment for pharmacy within the nursing component (as a non-therapy ancillary) of the federal per diem and adjust costs by the nursing index.

         Referral Restrictions. The Company is subject to federal and state laws which govern financial and other arrangements between health care providers. These laws include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by Medicare or Medicaid. Violations of these laws may result in fines, imprisonment and exclusion from the Medicare and Medicaid programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes broadly. Recent Federal legislation has increased the enforcement and penalties for violation of these statutes.

         Federal regulations establish "Safe Harbors," which give immunity from criminal or civil penalties to parties in good faith compliance. While the failure to satisfy all the criteria for a specific Safe Harbor does not necessarily mean that an arrangement violates the federal statute, the arrangement is subject to review by the HHS Office of Inspector General ("OIG"), which is charged with administering the federal anti-kickback statute. Beginning January 1, 1997, the Secretary of Health and Human Services began issuing written advisory opinions regarding the applicability of certain aspects of the anti-kickback statute to specific arrangements or proposed arrangements. Advisory opinions will be binding as to the Secretary and the party requesting the opinion.

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

         General. In the ordinary course of its business, the Company is subject to inspections, audits, inquiries and similar actions by governmental authorities responsible for enforcing the laws and regulations to which the Company is subject. In January 1997, governmental authorities requested information from the Company in connection with an audit and investigation of the circumstances surrounding the apparent drug-related homicide of a non-management employee of one of the Company's pharmacies. The information provided relates to the Company's inventory and the possible theft of controlled substances from this pharmacy. The Company has cooperated fully with the investigation. In addition, the Company has conducted an internal review which identified inadequacies in record keeping and inventory control at this pharmacy. In a meeting with governmental authorities in August 1997, the Company discussed its findings and those of the government and documented corrective measures taken by the Company. In September 1998, the Company was advised that a matter had been referred to the United States Attorney for possible legal action involving certain alleged unspecified violations of federal law and invited to contact the responsible U.S. Attorney in an effort to resolve the matter. The Company has not been informed of the nature of the alleged violations in question or the amount of potentential monetary penalties that may be sought.

         In January 1998, government authorities sought and obtained various documents and records from a Herrin, Illinois pharmacy operated by a wholly-owned subsidary of the Company. The Company was not informed of the purpose of the inquiry, and no other operating unit of the company has been contacted. The Company intends to cooperate fully with the government's inquiry.


EMPLOYEES

         As of June 30, 1998, the Company had approximately 3,900 full-time employees. None of the employees are represented by a union. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES

         The Company presently maintains its executive offices in approximately 10,500 square feet of space in Beachwood, Ohio pursuant to a lease expiring in 2000 with an unaffiliated third party. NCS currently considers this space to be sufficient for its corporate headquarters operations.

         As of June 30, 1998, the Company leased or owned 106 properties in 34 states with a total square footage of 771,000 square feet ranging in size from approximately 500 square feet to approximately 35,000 square feet. The terms of the leases relating to these properties vary in length remaining, from one month to ten years and, in some cases, include options to extend. For information concerning the Company's rental obligations, see Note 5 (Operating Leases) of the Notes to Consolidated Financial Statements, which is set forth at Item 8 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings incidental to the conduct of its business. The Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY*

         The name, age and positions of each of the Company's executive officers are as follows:

NAME                                AGE        POSITION
----                                ---        --------

Jon H. Outcalt                      62         Chairman of the Board of Directors
Kevin B. Shaw                       41         President, Chief Executive Officer and Director
Phyllis K. Wilson                   57         Executive Vice President and Director
Jeffrey R. Steinhilber              41         Executive Vice President and Chief Operating Officer
Gerald D. Stethem                   34         Chief Financial Officer
William B. Byrum                    54         Vice President - Corporate Development
Marvin R. Richardson                41         Senior Vice President - Sales and Marketing
Patrick Morris                      38         Senior Vice President
Thomas Bryant Mangum                47         Vice President - Materials and Procurement
A. Malachi Mixon III                58         Director
Richard L. Osborne                  60         Director
Boake A. Sells                      61         Director

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

         Phyllis K. Wilson, R.PH., Executive Vice President and a Director of the Company since November, 1993, is the founder of NCS's Columbus, Ohio operation. From 1989 to June 1995, she was responsible for corporate development and oversaw the Company's Ohio and Michigan operations. She is past President of the Ohio State Board of Pharmacy and served on the Board from 1977 to 1985. Ms. Wilson is a founding member of the American Society of Consultant Pharmacists and is a graduate of Ohio State University with a B.S. in Pharmacy.

         Jeffrey R. Steinhilber, Executive Vice President and Chief Operating Officer, joined NCS in August 1994 and served as Chief Financial Officer of the Company until February 1998, at which time he was named Chief Operating Officer. From 1988 to July 1994, Mr. Steinhilber was the Chief Financial Officer of Austin Powder Company, a manufacturer of explosives for mining and construction. He is a graduate of Duke University (B.A.) and Northwestern Graduate School of Business (M.B.A.).

         Gerald D. Stethem, Chief Financial Officer, joined NCS in November, 1994 and served as Controller of the Company until February 1998, at which time he was named Chief Financial Officer. He was previously with Ernst & Young LLP an auditing and accounting firm, where he served as a Manager in the firm's Entrepreneurial Services Group. He is a graduate of Ohio State University with a B.A. in Accounting.

         William B. Byrum, Vice President--Corporate Development of the Company, joined the Company in September 1995. From April 1993 to September 1995, Mr. Byrum was President and Chief Executive Officer of Corinthian Healthcare Systems, Inc., an institutional pharmacy, prior to its acquisition by the Company. From 1991 to April 1993, he was Vice President of Development (Acquisitions) for Hook-SupeRx, Inc. Prior to 1991, Mr. Byrum was Vice President, Store Operations at the Hook Drug Division of Hook-SupeRx, Inc., serving in various management positions. Mr. Byrum is a graduate of Purdue University with a B.S. in Pharmacy.

         Marvin R. Richardson, Senior Vice President - Sales and Marketing for the Company since March 1997, joined NCS in June 1995 as a Regional Vice President. From 1991 to 1995, Mr. Richardson was the founder and President of Quality Health Care of Indiana, an institutional pharmacy, prior to its acquisition by the Company. He is a graduate of Purdue University with a B.S. in Pharmacy.

         Patrick Morris, Senior Vice President of the Company, joined the Company in February 1997. Mr. Morris was with the law firm of Calfee, Halter & Griswold LLP, Cleveland, Ohio from 1985 to February 1997, and was a partner in such firm from 1993 to February 1997. Mr. Morris is a graduate of Trinity College (B.A.) and Case Western Reserve University School of Law (J.D.).

         Thomas Bryant Mangum, Vice President-Materials and Procurement, joined the Company in June 1998. From November 1996 to June 1998, Mr. Mangum was Senior Director of Pharmacy for Tenet HealthCare System, an owner and manager of acute care hospitals. From November 1995 to November 1996, he was Vice President of Pharmacy Services for Premier, Inc., a group purchasing organization for acute care hospitals, where he had responsibility for pharmaceutical contract negotiations. From 1990 to November 1995, Mr. Mangum was Associate Vice President of Pharmacy and Nutrition Services for SunHealth, a group purchasing organization for acute care hospitals. He is a graduate of University of North Carolina Pharmacy School and currently serves on the Pharmacy School Board.

         A. Malachi Mixon III, a Director of the Company since December 1994, has been the Chief Executive Officer and a Director of Invacare Corporation since 1979 and, since 1983, its Chairman of the Board. Mr. Mixon also served as President of Invacare Corporation from 1979 to 1996. Invacare Corporation is a leading worldwide manufacturer and distributor of home health care products. He serves as a Director of Lamson & Sessions Co., a supplier of engineered thermoplastic products, and Sherwin-Williams Company, a producer and distributor of coatings and related products, and is Chairman of the Board of Trustees of The Cleveland Clinic Foundation, one of the world's leading health care institutions. Mr. Mixon is a graduate of Harvard College (B.A.) and the Harvard Graduate School of Business (M.B.A.).

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

         Boake A. Sells, a Director of the Company since November 1993, has been a self-employed private investor since June 1992. He was Chairman of the Board, President and Chief Executive Officer of Revco D.S., Inc. from September 1987 to June 1992, and was formerly President and Chief Operating Officer of Dayton Hudson Corporation and President and Chief Operating Officer of Cole National Corporation. Mr. Sells is a Director of Harrah's Entertainment, Inc., a leading casino gaming company. He is a graduate of University of Iowa (B.A.) and Harvard Graduate School of Business (M.B.A.).

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Class A Common Stock is traded on the Nasdaq National Market under the symbol NCSS. The following table sets forth, for the two fiscal years ended June 30, 1998, the high and low sale prices per share for the Class A Common Stock, as reported on the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

                                              HIGH              LOW
                                              ----              ---
1997
First Quarter                                 $34.88           $23.25
Second Quarter                                 35.00            26.00
Third Quarter                                  35.25            22.25
Fourth Quarter                                 30.50            19.25

1998
First Quarter                                 $29.13           $22.38
Second Quarter                                 27.50            22.25
Third Quarter                                  33.50            24.13
Fourth Quarter                                 32.88            27.00

         On September 25, 1998, the last sale price of the Class A Common Stock as reported by Nasdaq was $19.00 per share. As of September 25, 1998, there were approximately 266 holders of record of the Class A Common Stock.

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

(a) On May 1, 1998 the Company issued 54,000 shares of its Class A Common Stock to two stockholders in connection with the merger of JK Medical Services, Inc. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(b) On May 15, 1998 the Company issued 20,450 shares of its Class B Common Stock to seven stockholders in connection with the merger of MedStar Pharmacy, Inc. The Class B Common Stock is convertible into Class A Common Stock without additional consideration by the holder thereof on a share-for-share basis. Exemption from registration is claimed under Section 4(2) of the Securities Act.

(c) On May 21, 1998 the Company issued 128,691 shares of its Class A Common Stock to one stockholder in connection with the conversion of a Promissory Note. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

                                                                         YEAR ENDED JUNE 30,
                                                                         -------------------
                                            1994              1995             1996             1997             1998
                                            ----              ----             ----             ----             ----
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF INCOME DATA:
Revenues                                  $ 48,205          $ 65,602        $ 113,281         $ 275,040        $ 509,064
Cost of revenues                            34,288            46,570           82,415           205,536          380,217
                                          --------          --------          -------       -----------        ---------
Gross profit                                13,917            19,032           30,866            69,504          128,847
Selling, general and
   administrative
   expenses                                 10,531            14,539           22,236            51,153           93,895
Nonrecurring charges (1)                         -                 -            2,811                 -            8,862


                                         ---------          --------        ---------      ------------        ---------
Operating income                             3,386             4,493            5,819            18,351           26,090
Interest expense
   (income), net                               525             1,089            1,611           (1,576)            5,745
                                         ---------        ----------         --------       -----------         --------
Income before
   income taxes                              2,861             3,404            4,208            19,927           20,345
Income tax expense                           1,327             1,536            1,852             8,655            9,014
                                         ---------          --------         --------         ---------        ---------
Net income                               $   1,534          $  1,868         $  2,356         $  11,272        $  11,331
                                         =========          ========         ========         =========        =========
Net income per share - basic             $    0.28          $   0.32         $   0.28         $    0.70        $    0.59
                                         =========          ========         ========         =========        =========
Net income per share - diluted           $    0.24          $   0.28         $   0.26         $    0.69        $    0.58
                                         =========          ========         ========         =========        =========
Weighted average common
   shares outstanding - basic                5,478             5,818            8,462            15,991           19,100
                                         =========          ========         ========         =========        =========
Weighted average common
   shares outstanding - diluted              6,424             6,764            8,995            16,843           19,372
                                         =========          ========         ========         =========        =========

                                                                         YEAR ENDED JUNE 30,
                                                                         -------------------
                                            1994              1995           1996               1997              1998
                                            ----              ----           ----               ----              ----
                                                                         (IN THOUSANDS)

BALANCE SHEET DATA:
Cash and cash
   equivalents                          $      384          $    286      $    21,460           $ 8,160         $ 21,186
Working capital                              5,920            10,616           48,336            53,164          149,362
Total assets                                15,556            38,595          110,668           321,030          623,790
Line of credit                                   -                 -                -            10,285          147,800
Long-term debt,
   excluding current
   portion                                   4,608            18,505            1,961             8,043            3,879
Convertible
   subordinated
   debentures                                    -             1,900            6,549             4,813          102,753
Stockholders'
   equity                                    4,173             8,117           91,100           253,226          287,334

(1) For 1996, represents a non recurring charge in connection with the termination of certain compensation arrangements with the prior owners of certain acquired businesses. For 1998, represents a nonrecurring charge related to restructuring and other nonrecurring expenses in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the Company's Statements of Income, expressed as a percentage of total revenues.

                                                             YEAR ENDED JUNE 30,
                                                             -------------------
                                                     1996          1997           1998
                                                     ----          ----           ----

Revenues                                            100.0%        100.0%         100.0%
Cost of revenues                                     72.8          74.7           74.7
                                                    -----         -----          -----
Gross margin                                         27.2          25.3           25.3
Selling, general and administrative expenses         19.6          18.6           18.5
Nonrecurring charges                                  2.5            --            1.7
                                                    -----         -----          -----
Operating income                                      5.1           6.7            5.1
Interest expense (income), net                        1.4          (0.6)           1.1
                                                    -----         -----          -----
Income before income taxes                            3.7           7.3            4.0
Income tax expense                                    1.6           3.2            1.8
                                                    -----         -----          -----
Net income                                            2.1%          4.1%           2.2%
                                                    =====         =====          =====

YEARS ENDED JUNE 30, 1998 AND 1997

         Revenues for the year ended June 30, 1998 increased 85.1% to $509.1 million from $275.0 million for the year ended June 30, 1997. The increase in revenues over the prior fiscal year is primarily attributed to two factors: the Company's acquisition program and internal growth. Of the $234.1 increase for the year ended June 30, 1998, $69.2 million was due to the acquisitions of Cheshire LTC Pharmacy, Inc. in August 1997, PharmaSource Healthcare, Inc. in September 1997, Marco & Company, LLC in December 1997, MedStar Pharmacy, Inc. in January 1998, Medical Pharmacy, Robcin Enterprises, Inc. and Greenwood Pharmacy and Managed Pharmacy Services, affiliates of Eckerd Corporation in February 1998, Apple Institutional Services in March 1998 and the institutional pharmacy assets of Walgreens Co. in June 1998. In addition, $87.8 million of the increase is attributable to revenues for the fiscal year ended June 30, 1998 including a full period of operations for fiscal 1997 acquisitions. These fiscal 1997 acquisitions include Advanced Rx Services, Inc. in July 1996, IPAC Pharmacy, Inc., Medical Arts Pharmacy, Northside Pharmacy Inc., Med-Equip, Thrifty Medical Supply, Inc. and Thrifty Medical of Tulsa L.L.C. in August 1996, Hudson Pharmacy of Wichita, Inc. in September 1996, Spectrum Health Services, Inc. in October 1996, Clinical Health Systems in November 1996, Rescot Systems Group, Inc., W.P. Malone, Inc., Long Term Care Pharmacy Services and Eakles Drug Store, Inc. in January 1997, Pharmacare, Advanced Pharmaceutical Services, Inc. and Dahlin Pharmacy, Inc. in February 1997, Stoll Services, Inc., Cooper Hall Pharmacy, Inc., Hammer Incorporated, Daven Drug, and Medi-Centre Pharmacy in March 1997, Vangard Labs, Inc. in April 1997, Long Term Care, Inc. in May 1997 and Look Drug Store, Inc. and HLF Adult Home Pharmacy in June 1997. Internal growth accounted for $77.1 million of the increase as the Company's existing operations continued to grow through marketing efforts to new and existing clients, increased drug utilization of long-term care facility residents, and the growth and integration of new and existing products and services. The total number of beds serviced by the Company as of June 30, 1998 increased 63% to 248,000 beds, from 152,000 beds at June 30, 1997.

         Cost of revenues for the year ended June 30, 1998 increased $174.7 million or 85.0% to $380.2 million from $205.5 million for the year ended June 30, 1997. Cost of revenues as a percentage of revenues were 74.7% for the years ended June 30, 1998 and June 30, 1997. The Company's leverage associated with purchasing pharmaceuticals, formulary management program and the leveraging of production costs positively impacted gross margins during the year ended June 30, 1998. However, these improvements were offset by the lower margins of companies acquired during the year ended June 30, 1998. At the time of acquisition, the gross margins of the acquired companies are typically lower than the Company as a whole; however, the Company is typically able to increase the gross margins of the acquired companies through more advantageous purchasing terms and the use of formulary management.

          Selling, general and administrative expenses for the year ended June 30, 1998 increased $42.7 million or 83.4% to $93.9 million from $51.2 million for the year ended June 30, 1997. Selling, general and administrative expenses as a percentage of revenues decreased from 18.6% for the year ended June 30, 1997 to 18.4% for the year ended June 30, 1998. The percentage decrease for the year ended June 30, 1998 is a result of creating operational efficiencies with acquisitions and the ability to leverage overhead expenses over a larger revenue base. At the time of acquisition, the selling, general and administrative expenses of the acquired companies are typically higher than the Company as a whole. The Company has been successful at

\creating operational efficiencies with acquisitions as selling, general and administrative expenses as a percentage of revenues has decreased six quarters in a row. The increase in selling, general, and administrative expenses in absolute dollars is mainly attributable to expenses associated with the operations of businesses acquired during the current and prior fiscal year.

         Excluding the nonrecurring charge described below, operating income for the year ended June 30, 1998 increased $16.6 million or 90.5% to $35.0 million from $18.4 million for the year ended June 30, 1997. This improvement is primarily attributable to increased sales volume generated during the year from acquisitions and internal growth. Excluding the nonrecurring charge described below, operating income as percentage of sales for the year ended June 30, 1998 increased slightly to 6.9% from 6.7% for the year ended June 30, 1997.

         During the fourth quarter of fiscal 1998, the Company recorded a nonrecurring charge of $8.9 million ($5.3 million net of tax) related to restructuring and other nonrecurring expenses in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items. As a result of the plans described below, the Company expects to remove $1.5 million from its cost structure in fiscal 1999. These savings are predominantly due to reduced wage-related costs, reduced carrying costs of fixed assets, reduced rent charges and other miscellaneous savings. The components of the nonrecurring charge are described below.

         During the fourth quarter of fiscal 1998, the Company adopted a formal plan of restructuring to consolidate certain pharmacy sites in similar geographies. The plan will combine pharmacies in close proximity in order to improve operating efficiencies. As a result of the exit plan, 17 pharmacy sites will be consolidated into either a new or existing location. The Company recorded nonrecurring charges of $5.3 million related to the site consolidations during the year ended June 30, 1998, which consists of $0.5 million related to employee severance costs in relation to the termination of 149 employees, $0.7 million related to lease termination costs and $4.1 million related to asset impairments and other miscellaneous costs. As of June 30, 1998, five site consolidations had been completed with the remainder expected to be completed by the end of fiscal 1999.

         Approximately $0.9 million of the nonrecurring charge relates to the buyout of existing employment agreements with the prior owners of certain acquired businesses.

         In June 1998 the Company entered into a new $150 million revolving credit facility and a $50 million bridge facility (June 1998 facilities) that replaced the existing $135 million revolving credit facility. The June 1998 facilities were replaced in July 1998 by a $245 million revolving credit facility. Approximately $1.3 million of the nonrecurring charge relates to the write-off of deferred financing fees on the $135 million revolving credit facility and certain financing fees associated with the June 1998 facilities.

         The remaining $1.4 million of the nonrecurring charge primarily relates to additional acquisition related expenses.

         Details of the nonrecurring charge are as follows:

                                                                   Restructuring                         Reserve
        Description                  Cash/Non-Cash                     Charge         Activity          At /30/98
        -----------                  -------------                     ------         --------          ---------
                                                                                    (In Millions)
Site Consolidations
     Severance packages                cash                           $   .5         $     --            $   .5

     Lease terminations                cash                               .7               --                .7
     Asset impairments                 non-cash                          3.5            (3.5)                --
     Other                             cash                               .6             (.4)                .2

Buyout of employment agreements        cash                               .9             (.2)                .7

Write-off financing fees               non-cash                          1.3            (1.3)                --

Other
     Cash                                                                1.0             (.8)                .2
     Non-cash                                                             .4             (.4)                --
                                                                      ------         -------             ------

Total                                                                 $  8.9         $  (6.6)            $  2.3
                                                                      ======         =======             ======


         The Company had net interest expense of $5.7 million for the year ended June 30, 1998, compared to net interest income of $1.6 million during the year ended June 30, 1997. The increase in expense in due to increased borrowings on the line of credit and the issuance of $100 million of convertible subordinated debentures in August 1997. These funds were used primarily for acquisitions.
The net interest income position in fiscal 1997 is primarily attributable to the reduction of long-term debt with funds from the Company's initial public offering completed on February 14, 1996 and interest income earned on funds from a secondary public offering completed by the Company on October 4, 1996.



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

         A nonrecurring charge of $2.8 million for the year ended June 30, 1996 represents special compensation resulting from the termination of compensation and performance incentive arrangements with the prior owners of certain acquired businesses.

         Operating income for the year ended June 30, 1997 increased $12.5 million or 215.4% to $18.4 million from $5.8 million for the year ended June 30, 1996. Excluding the one-time, nonrecurring charge described above, operating income for the year ended June 30, 1997 increased $9.7 million or 112.6% from $8.6 million for the year ended June 30, 1996. This improvement is attributable to increased sales volume generated during the year from acquisitions and internal growth. Operating income as percentage of sales for the year ended June 30, 1997 decreased slightly to 6.7% from 7.6% for the year ended June 30, 1996, excluding the one-time nonrecurring charge.

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


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by (used in) operating activities was $(2.1) million, $8.3 million and $(14.8) million in fiscal 1996, 1997 and 1998, respectively. Cash provided by operating activities decreased in 1998 due to increases in trade accounts receivable and inventories primarily associated with internal sales growth. These cash flow decreases were partially offset by increases in trade accounts payable and accrued expenses. Cash provided by operating activities increased during fiscal 1997 due to increased profitability and an increase in trade accounts payable and accrued expenses. The increase in accrued expenses resulted primarily from an increase in accrued expenses associated with new acquisitions and the timing of payment of certain accruals. These cash flow increases were offset by increases in trade accounts receivable and inventory.

         Net cash used in investing activities increased from $26.8 million in fiscal 1996 to $150.0 million in fiscal 1997 to $202.8 million in fiscal 1998. The increase is primarily the result of acquisitions, as well as an increase in capital expenditures.

         The Company made capital expenditures of $4.7 million in fiscal 1996, $9.9 million in fiscal 1997 and $24.0 million in fiscal 1998. Significant capital expenditures during the year ended June 30, 1998 included computer and information systems equipment, computer software, furniture and fixtures at new facilities in Pinellas Park, Florida and Van Nuys, California, leasehold improvements, medication carts and delivery vehicles. The Company continues to invest in converting all sites to a common operating system.

         Net cash provided by financing activities increased from $50.0 million in fiscal 1996 to $128.4 million in fiscal 1997 to $230.7 million in fiscal 1998. The increase in fiscal 1998 is primarily the result of funds received from an offering of convertible subordinated debentures completed by the Company on August 7, 1997 and an increase in funds borrowed under its revolving credit facility. These funds were primarily utilized for acquisitions in fiscal 1998. The increase during fiscal 1997 is primarily the result of funds received from a secondary public offering completed by the Company on October 4, 1996.

         In August 1997, the Company issued $100 million of convertible subordinated debentures due 2004. The debentures carry an interest rate of 5-3/4%. The debentures are obligations of the Company. The operations of the Company are currently conducted principally through subsidiaries, which are separate and distinct legal entities. The Company's ability to make payments of principal and interest on the debentures will depend on its ability to receive distributions of cash from its subsidiaries. Each of the Company's wholly-owned subsidiaries has guaranteed the Company's payment obligations under the debentures, so long as such subsidiary is member of an affiliated group (within the meaning of sections 279(g) of the Internal Revenue Code of 1986, as amended) which includes the Company. The satisfaction by the Company's subsidiaries of their contractual guarantees, as well as the payment of dividends and certain loans and advances to the Company by such subsidiaries, may be subject to certain statutory or contractual restrictions, are contingent upon the earnings of such subsidiaries and are subject to various business considerations.

         The Company expects to meet future financing needs principally through the use of its revolving credit facility. In June 1998, the Company entered into a four-year, $150 million revolving credit facility (new credit facility) with a bank, which replaced the existing $135 million revolving credit facility. Under the new credit facility, the Company also has available a $10 million swing line revolving facility (swing line). Also in June 1998, the Company entered into a $50 million bridge facility agreement (bridge facility) due December 31 1998. The new credit facility contains certain debt covenants including Interest Coverage Ratio and minimum consolidated net worth. As of June 30, 1998 the Company had $94 million outstanding under the new credit facility, $50 million outstanding under the bridge facility and $3.8 million outstanding under the swing line. Effective July 13, 1998, the new credit facility was amended increasing the total commitment from $150 million to $245 million and was syndicated to a consortium of 11 banks. This credit facility bears interest at a variable rate based upon the Eurodollar rate plus a spread of 37.5 to 162.5 basis points, dependent upon the Company's Interest Coverage Ratio. Also effective July 13, 1998, the bridge facility was paid with funds under the amended credit facility and was terminated. The Company believes that its cash and available sources of capital, including funds available under the its revolving credit facility, are sufficient to meet its normal operating requirements.

The Company's effective tax rates were 44.0%, 43.4% and 44.3% for the years ended June 30, 1996, 1997 and 1998, respectively. The tax rates differ from the federal statutory rate primarily as a result of state and local income taxes and the non-deductibility of certain acquisition costs.

YEAR 2000 COMPLIANCE

         Computer systems in use after the beginning of the year 2000 will need to accept four-digit entries in the date code field in order to distinguish 21st century dates from 20th century dates. Consequently, many companies face significant uncertainties because of the need to upgrade or replace their currently installed computer systems to comply with such "Year 2000" requirements. Various systems could be affected ranging from complex information technology (IT) computer systems to non-IT devices such as an individual machine's programmable logic controller.

         The Company has reviewed all internal systems and believes its currently installed information systems are Year 2000 compliant. However, there can be no assurance that coding errors or other defects will not be discovered in the future. The total cost of the systems review has been immaterial to the financial results of the Company. Future costs related to Year 2000 issues are also expected to be immaterial to the financial results of the Company.

         The Company is currently determining the extent to which it may be impacted by any third parties' failure to remediate their own Year 2000 issues The Company has initiated formal communications with all significant customers, suppliers, payors and other third parties to determine the extent, if any, to which the Company's interface systems could be impacted by those third-parties' failure to remediate their own Year 2000 issues. The Company will continue these communications throughout fiscal 1999. Although the Company currently does not anticipate any material adverse impact on its operations as a result of Year 2000 issues of third parties, at this stage of the review no assurance can be given that the failure by one or more third parties to become Year 2000 compliant will not have a material adverse impact on its operations.

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company's operations could be interrupted. In addition, disruptions in the economy in general resulting from Year 2000 issues could also adversely impact the Company.

         The Company has contingency plans for certain critical applications and are working on plans for others.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

       Certain statements contained in or incorporated by reference into this Annual Report on Form 10-K, including, but not limited to, those regarding the Company's financial position, business strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations include the availability and cost of attractive acquisition candidates, continuation of various trends in the long-term care market (including the trend toward consolidation), competition among providers of long-term care pharmacy services, the availability of capital for acquisitions and capital requirements, changes in regulatory requirements and reform of the health care delivery system and other factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements
Report of Independent Auditors                                               18
Consolidated Balance Sheets at June 30, 1997 and 1998                        19
Consolidated Statements of Income for each of the three years
   in the period ended June 30, 1998                                         21
Consolidated Statements of Stockholders' Equity for each of the
   three years in the period ended June 30, 1998                             22
Consolidated Statements of Cash Flows for each of the three years
   in the period ended June 30, 1998                                         24
Notes to Consolidated Financial Statements                                   25

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
NCS HealthCare, Inc.

         We have audited the accompanying consolidated balance sheets of NCS HealthCare, Inc. and subsidiaries as of June 30, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCS HealthCare, Inc. and subsidiaries at June 30, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                             Ernst & Young LLP


August 6, 1998
Cleveland, Ohio

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                    JUNE 30,
                                                                    --------
                                                              1997            1998
                                                              ----            ----

CURRENT ASSETS
   Cash and cash equivalents                                $  8,160        $ 21,186
   Trade accounts receivable, less allowance for
      doubtful accounts of $13,275 and $18,427 as of
      June 30, 1997 and 1998                                  70,476         142,325
   Inventories                                                22,281          43,784
   Deferred income taxes                                       5,582          10,458
   Prepaid expenses and other current assets                     988           3,766
                                                            --------        --------
              Total current assets                           107,487         221,519
PROPERTY, PLANT AND EQUIPMENT
   Land                                                           78             129
   Buildings                                                   1,606           2,090
   Machinery, equipment and vehicles                          17,937          27,498
   Computer equipment                                         10,133          22,340
   Furniture, fixtures and leasehold improvements             11,074          17,502
                                                            --------        --------
                                                              40,828          69,559
   Less accumulated depreciation and amortization             17,519          25,966
                                                            --------        --------
                                                              23,309          43,593
Goodwill, less accumulated amortization of $5,119
   and $12,317 as of June 30, 1997 and 1998                  180,723         340,209
Other assets, less accumulated amortization of
   $888 and $2,117 as of June 30, 1997 and 1998                9,511          18,469
                                                            --------        --------
TOTAL ASSETS                                                $321,030        $623,790
                                                            ========        ========


                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         JUNE 30,
                                                                         --------
                                                                   1997             1998
                                                                   ----             ----

CURRENT LIABILITIES
   Line of credit                                                $ 10,285        $     --
   Trade accounts payable                                          15,054          34,131
   Accrued compensation and related expenses                       12,332          17,360
   Other accrued expenses                                          15,249          19,118
   Current portion of long-term debt                                1,403           1,548
                                                                 --------        --------
              Total current liabilities                            54,323          72,157
   Line of credit                                                      --         147,800
   Long-term debt, excluding current portion                        8,043           3,879
   Convertible subordinated debentures                              4,813         102,753
   Deferred income taxes                                               --           9,127
   Other long-term liabilities                                        625             740

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value per share; 1,000,000
      shares authorized; none issued                                   --              --
   Common stock, $.01 par value per share:
      Class A -- 50,000,000 shares authorized; 11,313,638
        and 13,334,639 shares issued and outstanding at
        June 30, 1997 and 1998,respectively                           113             133
      Class B -- 20,000,000 shares authorized; 6,742,742
        and 6,463,244 shares issued and outstanding
        at June 30, 1997 and 1998,respectively                         67              65
   Paid-in capital                                                235,703         258,462
   Retained earnings                                               17,343          28,674
                                                                 --------        --------
                                                                  253,226         287,334
                                                                 --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $321,030        $623,790
                                                                 ========        ========


                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED JUNE 30,
                                                                  -------------------
                                                       1996              1997              1998
                                                       ----              ----              ----

Revenues                                            $ 113,281         $ 275,040         $ 509,064
Cost of revenues                                       82,415           205,536           380,217
                                                    ---------         ---------         ---------
Gross profit                                           30,866            69,504           128,847
Selling, general and administrative expenses           22,236            51,153            93,895
Nonrecurring charges                                    2,811                --             8,862
                                                    ---------         ---------         ---------
Operating income                                        5,819            18,351            26,090
Interest expense                                       (2,282)           (1,143)           (8,199)
Interest income                                           671             2,719             2,454
                                                    ---------         ---------         ---------
Income before income taxes                              4,208            19,927            20,345
Income tax expense                                      1,852             8,655             9,014
                                                    ---------         ---------         ---------
Net income                                          $   2,356         $  11,272         $  11,331
                                                    =========         =========         =========
Earnings per share data:
Earnings per common share - basic                   $    0.28         $    0.70         $    0.59
                                                    =========         =========         =========
Earnings per common share - diluted                 $    0.26         $    0.69         $    0.58
                                                    =========         =========         =========
Weighted average number of common
  shares outstanding - basic                            8,462            15,991            19,100
                                                    =========         =========         =========
Weighted average number of common
  shares outstanding - diluted                          8,995            16,843            19,372
                                                    =========         =========         =========



                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                    CLASS A        CLASS B
                                     COMMON         COMMON          PAID-IN        RETAINED        STOCKHOLDERS'
                                     STOCK          STOCK           CAPITAL        EARNINGS          EQUITY
                                     -----          -----           -------        --------          ------

Balance at June 30, 1995           $      1        $     60         $  4,341        $  3,715        $  8,117
Issuance of 7,467 shares
   of Class A Common Stock               --              --               57              --              57
Exercise of stock options
   (890,333 shares of Class
   B Common Stock)                       --               9            3,366              --           3,375
Conversion of 263,167
   shares of Class B
   Common Stock to 263,167
   shares of Class A
   Common Stock                           3              (3)              --              --              --
Issuance of 4,476,000
   shares of Class A
   Common Stock                          45              --           67,039              --          67,084
Issuance of 124,088 shares
   of Class A Common Stock
   for purchases of
   businesses                             1              --            1,835              --           1,836
Conversion of convertible
   subordinated debentures
   (682,309 shares of Class
   A Common Stock)                        6              --            8,269              --           8,275
Net income                               --              --               --           2,356           2,356
                                   --------        --------         --------        --------        --------
Balance at June 30, 1996                 56              66           84,907           6,071          91,100
Issuance of 4,235,000
   shares of Class A
   Common Stock                          42              --          123,584              --         123,626
Issuance of 1,099,369
   shares of Class A
   Common Stock and
   385,722 shares of
   Class B Common Stock
   for business
   combinations                          11               3           25,478              --          25,492

                                    CLASS A        CLASS B
                                     COMMON         COMMON           PAID-IN         RETAINED      STOCKHOLDERS'
                                     STOCK          STOCK            CAPITAL         EARNINGS         EQUITY
                                     -----          -----            -------         --------         ------

Conversion of 246,208
   shares of Class B
   Common Stock to
   246,208 shares of
   Class A Common Stock                    2              (2)              --              --              --
Conversion of convertible
   subordinated debentures
   (172,569 shares of Class
   A Common Stock)                         2              --            1,734              --           1,736
Net income                                --              --               --          11,272          11,272
                                    --------        --------         --------        --------        --------
Balance at June 30, 1997                 113              67          235,703          17,343         253,226
Exercise of stock options
   (2,637 shares of Class
   A Common Stock)                        --              --               20              --              20
Issuance of 796,608
   shares of Class A
   Common Stock and
   563,879 shares of
   Class B Common Stock
   for business combinations               8               6           16,798              --          16,812
Conversion of 843,377
   shares of Class B
   Common Stock to
   843,377 shares of
   Class A Common Stock                    8              (8)              --              --              --
Conversion of convertible
   subordinated debentures
   and notes payable
   (378,379 shares of Class
   A Common Stock)                         4              --            5,941              --           5,945
Net income                                --              --               --          11,331          11,331
                                    --------        --------         --------        --------        --------
Balance at June 30, 1998            $    133        $     65         $258,462        $ 28,674        $287,334
                                    ========        ========         ========        ========        ========


                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEAR ENDED JUNE 30,
                                                                         -------------------
                                                               1996             1997               1998
                                                               ----             ----               ----

OPERATING ACTIVITIES
Net income                                                  $   2,356         $  11,272         $  11,331
Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
      Non-cash portion of nonrecurring charges                  2,811                --             5,229
      Depreciation and amortization                             3,217             8,885            16,454
      Provision for doubtful accounts                             841             1,325             2,279
      Deferred income taxes                                        11             1,147                47
      Changes in assets and liabilities, net of
         effects of assets and liabilities acquired:
            Trade accounts receivable                          (8,834)          (22,932)          (55,086)
            Inventories                                           109            (3,796)          (12,098)
            Trade accounts payable                             (2,069)            2,447            18,040
            Accrued expenses                                     (239)            9,762             1,543
            Prepaid expenses and other                           (260)              162            (2,585)
                                                            ---------         ---------         ---------
Net cash provided by (used in) operating
   activities                                                  (2,057)            8,272           (14,846)

INVESTING ACTIVITIES
Capital expenditures for property, plant
   and equipment                                               (4,701)           (9,893)          (24,019)
Proceeds from sales of assets                                      40               247             1,183
Purchases of businesses                                       (19,983)         (137,080)         (171,083)
Other                                                          (2,172)           (3,237)           (8,872)
                                                            ---------         ---------         ---------
Net cash used in investing activities                         (26,816)         (149,963)         (202,791)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                           --               159                13
Repayment of long-term debt                                    (3,398)           (5,679)           (4,135)
Borrowings on line-of-credit                                   31,400            34,236           169,299
Payments on line-of-credit                                    (48,900)          (23,951)          (31,784)
Proceeds from convertible subordinated debentures               5,000                --            97,250
Proceeds from issuance of common stock and
   exercise of stock options                                   68,878           123,626                20
Other                                                          (2,933)               --                --
                                                            ---------         ---------         ---------
Net cash provided by financing activities                      50,047           128,391           230,663
                                                            ---------         ---------         ---------
Net (decrease) increase in cash and
   cash equivalents                                            21,174           (13,300)           13,026
Cash and cash equivalents at beginning of period                  286            21,460             8,160
                                                            ---------         ---------         ---------
Cash and cash equivalents at end of period                  $  21,460         $   8,160         $  21,186
                                                            =========         =========         =========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
   Interest                                                 $   2,282         $   1,116         $   5,076
                                                            =========         =========         =========
   Income taxes                                             $   1,724         $   6,925         $   8,533
                                                            =========         =========         =========


                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1996, 1997 AND 1998
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         NCS HealthCare, Inc. (the Company) operates in one primary business segment providing a broad range of health care services primarily to long-term care institutions including skilled nursing facilities, assisted living facilities and other institutional health care settings. The Company purchases and dispenses prescription and non-prescription pharmaceuticals and provides client facilities with related management services, automated medical record keeping, drug therapy evaluation and regulatory assistance. The Company also provides a broad array of ancillary health care services to complement its core pharmacy services, including infusion therapy, physical, speech and occupational therapies, nutrition management and mobile diagnostics.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

         Revenue is recognized when products or services are provided to the customer. A significant portion of the Company's revenues from sales of pharmaceutical and related products are reimbursable from Medicaid and Medicare programs. The Company monitors its receivables from these and other third-party payor programs and reports such revenues at the net realizable amount expected to be received from third-party payors. Revenue from Medicaid and Medicare programs accounted for 37% and 4%, respectively, of the Company's net patient service revenue for the year ended June 30, 1998.

         Movement of the allowance for doubtful accounts is as follows:


                Balance at   Provision                  Write-offs   Balance
                Beginning  for Doubtful                   Net of     at End
                of Period    Accounts    Acquisitions   Recoveries  of Period
                ---------  ------------  ------------   ----------  ---------
Fiscal year
Ended June 30,

   1998          $13,275      $2,279        $6,354     $(3,481)    $18,427

   1997            3,629       1,325         9,846      (1,525)     13,275

   1996            1,478         841         1,635        (325)      3,629



CASH EQUIVALENTS

         The Company considers all investments in highly liquid instruments with original maturities of three months or less at the date purchased to be cash equivalents. Investments in cash equivalents are carried at cost which approximates market value.

INVENTORIES

         Inventories for all business units consist primarily of purchased pharmaceuticals and medical supplies and are stated at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method for 8% of the June 30, 1998 net inventory balance and by using the first-in, first-out
(FIFO) method for the remaining 92%. If the FIFO inventory valuation method had been used, inventories would have been $627 and $619 higher at June 30, 1997 and 1998, respectively.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets which are as follows:

                  Buildings                                                     30 years
                  Machinery, equipment and vehicles                         5 - 10 years
                  Computer equipment                                        3 - 5 years
                  Furniture, fixtures and leasehold improvements            3 - 10 years

         Depreciation expense was $2,197, $4,347 and $7,813 for the years ended June 30, 1996, 1997 and 1998, respectively.

GOODWILL, INTANGIBLES AND OTHER ASSETS

         Intangible assets consist primarily of goodwill. Costs in excess of the fair value of net assets acquired in purchase transactions are classified as goodwill and amortized using the straight-line method over periods up to 40 years.

         The carrying value of goodwill is evaluated if circumstances indicate a possible impairment in value. If undiscounted cash flows over the remaining amortization period indicate that goodwill may not be recoverable, the carrying value of goodwill will be reduced by the estimated shortfall of cash flows on a discounted basis.

         Debt issuance costs as of June 30, 1998 are included in other assets and are amortized using the affective interest rate method over the life of the related debt.

INCOME TAXES

         The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This accounting standard requires that the liability method be used in accounting for income taxes. Under this accounting method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that apply in the periods in which the deferred tax asset or liability is expected to be realized or settled.

STOCK OPTIONS

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed in Note 9, the alternative fair value accounting provided under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

EARNINGS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) which replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. All share and per share information included in the accompanying financial statements have been restated to conform to the requirements of SFAS No. 128.

         Basic earnings per share are computed based on the weighted average number of shares of Class A and Class B shares outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and subordinated convertible debentures. Stock options granted within a twelve-month period preceding the Company's initial public offering in February, 1996 are included in the calculation of earnings per share as if they were outstanding for all periods presented prior to the Company's initial public offering, using the treasury stock method (at the initial public offering price of $16.50 per share).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of all financial instruments of the Company approximates the amounts presented on the consolidated balance sheet.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement establishes standards for the reporting of financial information about reportable segments in annual and interim financial statements. SFAS No. 131 also requires disclosure of revenues from each group of products and services, geographic areas and major customers. Currently, the Company does not expect the adoption of SFAS No. 131 to have a significant impact on the Company's reporting and disclosures.

         In April 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP is effective for fiscal 2000 and requires that start-up costs and organization costs be expensed as incurred and that such costs capitalized previously be expensed as a cumulative effect of change in accounting principle. The Company has not completed its evaluation of the impact SOP 98-5 will have on its fiscal 2000 financial statements.

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

2.  LINE OF CREDIT

          In June 1998, the Company entered into a four-year, $150 million revolving credit facility (new credit facility) with a bank, which replaced the existing $135 million revolving credit facility. Under the new credit facility, the Company also has available a $10 million swing line revolving facility (swing line). Also in June 1998, the Company entered into a $50 million bridge facility agreement (bridge facility) due December 31, 1998. The new credit facility and bridge facility bear interest at a variable rate 7.152% and 7.652%, respectively, at June 30, 1998, based upon the Eurodollar rate plus a spread of 37.5 to 162.5 basis points, dependent upon the Company's Interest Coverage Ratio The swing line bears interest at a money market rate (7.625% at June 30, 1998). The new credit facility contains certain debt covenants including Interest Coverage Ratio and minimum consolidated net worth. As of June 30, 1998 the Company had $94,000 outstanding under the new credit facility, $50,000 outstanding under the bridge facility and $3,800 outstanding under the swing line.

         Effective July 13, 1998, the new credit facility was amended increasing the total commitment from $150 million to $245 million and was syndicated to a consortium of 11 banks. Also effective July 13, 1998, the bridge facility was paid with funds under the amended credit facility and was terminated.

3. LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                     JUNE 30,
                                                                     --------
                                                               1997          1998
                                                               ----          ----

Notes payable to former owners of acquired companies
   maturing through July, 2001, at interest rates
   ranging from 5% to 8%                                      $7,552        $3,666
2% note payable to Pennsylvania Industrial Development
   Authority due in monthly installments through
   June, 2010, and secured through an interest
   in a building of the Company                                  582           543
Collateralized lease obligations with interest ranging
   from 6% to 16% due monthly through February, 2002             557           685
Other                                                            755           533
                                                              ------        ------
Total long-term debt                                           9,446         5,427
Less current portion                                           1,403         1,548
                                                              ------        ------
Long-term debt, excluding current portion                     $8,043        $3,879
                                                              ======        ======

         The aggregate maturities of the long-term debt for each of the five years subsequent to June 30, 1998 are as follows:

FISCAL YEAR ENDING JUNE 30,                                 AMOUNT
--------------------                                        ------

1999                                                        $1,548
2000                                                         3,116
2001                                                           149
2002                                                            61
2003                                                            58
Thereafter                                                     495
                                                            ------
                                                            $5,427
                                                            ======

4. INCOME TAX EXPENSE

         Income tax expense (benefit) for each of the three years ended June 30, 1998 consists of:

                                  1996                                1997                               1998
                                  ----                                ----                               ----
                    CURRENT     DEFERRED     TOTAL      CURRENT     DEFERRED     TOTAL      CURRENT     DEFERRED     TOTAL
                    -------     --------     -----      -------     --------     -----      -------     --------     -----

Federal             $ 1,439     $     8     $ 1,447     $ 5,614     $   887     $ 6,501     $ 6,792     $    55      $ 6,847
State and local         402           3         405       1,894         260       2,154       2,175          (8)       2,167
                    -------     -------     -------     -------     -------     -------     -------     -------      -------
                    $ 1,841     $    11     $ 1,852     $ 7,508     $ 1,147     $ 8,655     $ 8,967     $    47      $ 9,014
                    =======     =======     =======     =======     =======     =======     =======     =======      =======

         Reconciliations of income taxes at the United States Federal statutory rate to the effective income tax rate for the three years ended June 30, 1998 are as follows:

                                                      1996         1997          1998
                                                      ----         ----          ----

Income taxes at the United States statutory rate     $ 1,473      $ 6,974      $ 7,121
State and local income taxes                             221        1,231        1,414
Goodwill amortization                                    203          521          604
Tax exempt interest                                      (81)         (13)          --
Other -- net                                              36          (58)        (125)
                                                     -------      -------      -------
                                                     $ 1,852      $ 8,655      $ 9,014
                                                     =======      =======      =======

         The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

                                                                         JUNE 30,
                                                                         --------
                                                                  1997             1998
                                                                  ----             ----

                  Deferred tax assets (liabilities):
                     Allowance for doubtful accounts             $4,537        $   6,872
                     Accrued expenses and other                   2,137            7,205
                     Depreciable assets and other                  (134)            (551)
                     Intangibles                                   (958)         (12,195)
                                                                 ------        ---------
                  Net deferred tax assets                        $5,582        $   1,331
                                                                 ======        =========

5. OPERATING LEASES

         The Company is obligated under operating leases primarily for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of June 30, 1998 are as follows:

FISCAL YEAR ENDING JUNE 30,                                          AMOUNT
--------------------                                                 ------

1999                                                                $ 4,443
2000                                                                  3,983
2001                                                                  2,807
2002                                                                  2,302
2003                                                                  1,562
Thereafter                                                            2,940
                                                                     ------
                                                                    $18,037
                                                                     ======

         Total rent expense under all operating leases for the years ended June 30, 1996, 1997 and 1998 was $1,196, $2,338 and $6,577, respectively.

6. PROFIT-SHARING PLAN

         The Company maintains a profit sharing plan with an Internal Revenue Code Section 401(k) feature covering substantially all of its employees. Under the terms of the plan, the Company will match up to 20% of the first 10% of eligible employee contributions.

         The Company's aggregate contributions to the plan and related expense were $192, $437 and $740 for the years ended June 30, 1996, 1997 and 1998, respectively.

7. RELATED PARTY TRANSACTIONS

         The Company leases 14 of its facilities from entities affiliated with former owners of certain businesses acquired, who are employees of the Company. The buildings are used for operations of the Company. Rent expense of $559, $1,004 and $1,128 was incurred under these leasing arrangements in the years ended June 30, 1996, 1997 and 1998, respectively.

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

         During fiscal 1995, the Company issued $1,900 of 8% convertible subordinated debentures (1995 debentures) due 1997. The 1995 debentures were converted into 188,952 shares of Class A Common Stock during fiscal 1996. During fiscal 1996, the Company issued $7,000 of 8% and $925 of 7% convertible subordinated debentures due 1998 and $5,000 of 10% convertible subordinated debentures due 1996 (collectively, 1996 debentures). During fiscal 1996,
$6,375 of the 1996 debentures were converted into 493,357 shares of Class A Common Stock. During fiscal 1997, $1,736 of the 1996 debentures were converted into 172,569 shares of Class A Common Stock. During fiscal 1998, $2,061 of the 1996 debentures were converted into 204,880 shares of Class A Common Stock. The remaining $2,753 of the 1996 debentures were converted into 273,833 shares of Class A Common Stock during July 1998.

         On August 13, 1997, the Company issued $100,000 of convertible subordinated debentures (1998 debentures) due 2004. Net proceeds to the Company were approximately $97,250, net of underwriting discounts and expenses. The debentures carry an interest rate of 5 3/4% and are convertible into shares of Class A Common Stock at any time prior to maturity at $32.70 per share. A portion of the proceeds from the debenture offering was used to repay approximately $21,000 of outstanding indebtedness under short-term borrowings.

         The debentures are obligations of the Company. The operations of the Company are currently conducted principally through subsidiaries, which are separate and distinct legal entities. Each of the Company's wholly-owned subsidiaries has unconditionally guaranteed, jointly and severally, the Company's payment obligations under the 1998 debentures. Accordingly, summarized financial information regarding the guarantor subsidiaries has not been presented because management of the Company believes that such information would not be meaningful to investors.

         During fiscal 1998, notes payable due to former owners of $3,884 were exchanged for 173,499 shares of Class A Common Stock.

9. STOCK OPTIONS

         During the period from 1987 through 1995, the Company granted stock options to certain directors and key employees which provide for the purchase of 1,054,890 common shares in the aggregate, at exercise prices ranging from $0.71 to $6.19 per share, which represented fair market values on the dates the grants were made. For options granted in 1987 with a tax-offset cash bonus feature, the Company recognized compensation expense of $175 for the year ended June 30, 1996.
         During fiscal 1995, the Company adopted an Employee Stock Purchase and Option Plan. Under the terms and provision of this plan, the Company authorized 100,000 shares of Class A Common Stock and granted options to certain key employees for the purchase of a total of 18,978 common shares at exercise prices ranging from $6.19 to $7.33 per share, which prices represented fair market values on the dates the grants were made.

         In January 1996, the Company adopted a Long Term Incentive Plan (the
Plan) to provide up to 700,000 shares of Class A Common Stock for awards of incentive and nonqualified stock options to officers and key employees of the Company. During fiscal 1996 the Company granted 56,500 nonqualified stock options and 27,540 incentive stock options, all at $16.50 per share, the price at the initial public offering. The nonqualified stock options have a term of five years and become exercisable in thirds on February 1, 1998, 1999 and 2000. The incentive stock options have a term of six years and become exercisable in fifths of each year on February 1, 1997, 1998, 1999, 2000 and 2001. During fiscal 1997 the Company granted 301,250 nonqualified stock options at an exercise price of $20.00 per share, the market value of the stock on the date of the grant. These nonqualified stock options have a term of five years and become exercisable in thirds on April 1, 1999, 2000 and 2001.

         The Company's stock option activity and related information for the years ended June 30 is summarized as follows:

                                   1996                          1997                              1998
                                   ----                          ----                              ----
                                                 WEIGHTED                       WEIGHTED                         WEIGHTED
                                                  AVERAGE                        AVERAGE                          AVERAGE
                                 OPTIONS         EXERCISE       OPTIONS         EXERCISE         OPTIONS         EXERCISE
                                 (000'S)           PRICE        (000'S)           PRICE          (000'S)           PRICE
                                 -------           -----        -------           -----          -------           -----

Outstanding at
  beginning of
  year                            176,077           $ 5.24       267,575        $   8.84         566,825          $14.74
Granted                            91,498            15.75       301,250           20.00              --              --
Exercised                              --               --            --              --          (2,637)           7.49
Forfeited                              --               --        (2,000)          16.50         (29,000)          19.64
                                ---------           ------       -------        --------         -------          ------
Outstanding at
  end of year                     267,575           $ 8.84       566,825        $  14.74         535,188          $14.64
                                =========           ======       =======        ========         =======          ======
Exercisable at
  end of year                      97,110                        141,658                         185,804
                                =========                        =======                         =======

         The weighted average fair value of options granted during fiscal 1996 and 1997 was $7.59 and $8.89 per share, respectively. Exercise prices for options outstanding as of June 30, 1997 ranged from $7.33 to $20.00 for the options granted in fiscal 1996 and 1997, and from $4.09 to $6.19 for the options granted during the period from 1987 through 1995. The weighted-average remaining contractual life of those options is 3.6 years for the options granted during the fiscal years 1996 and 1997, and 4.6 years for the options granted during the fiscal years 1987 through 1995.

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

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the three years ended June 30, 1998 is as follows (in thousands except for earnings per share information):

                                  1996        1997        1998
                                  ----        ----        ----

Net income                       $ 2,325     $11,120     $10,876
Earnings per share - basic       $  0.27     $  0.70     $  0.57
Earnings per share - diluted     $  0.26     $  0.68     $  0.56

10. ACQUISITIONS

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

         Significant acquisitions completed by the Company during fiscal 1998 include Cheshire LTC Pharmacy, Inc. in Cheshire, Connecticut, PharmaSource Healthcare, Inc. in Norcross, Georgia, Marco & Company, LLC in Billings, Montana, MedStar Pharmacy, Inc. in Benson, North Carolina, Greenwood Pharmacy and Managed Pharmacy Services, affiliates of Eckerd Corporation based in Sharon, Pennsylvania, Medical Pharmacy in Bakersfield, California, Robcin Enterprises, Inc. in Independence, Missouri, Apple Institutional Services in Salisbury, Maryland and the institutional pharmacy assets of Walgreen Co., an Illinois corporation.

         The Look Drug Store, Inc., HLF Adult Home Pharmacy, Cheshire LTC Pharmacy, Inc. and MedStar Pharmacy, Inc. acquisitions were accounted for as pooling of interests transactions, however the impact of these transactions on the Company's historical financial statements is not material; consequently, prior period financial statements have not been restated for these transactions. All other acquisitions have been accounted for as purchase transactions.

The following table summarizes the aggregate purchase price for all businesses acquired:

                                     YEAR ENDED JUNE 30,
                                     -------------------
                              1996         1997           1998
                              ----         ----           ----

Cash                        $ 19,983      $137,080      $171,083
Convertible debentures         7,925            --            --
Debt                              --         3,804           959
Class A Common Stock           1,836        25,492        16,812
                            --------      --------      --------
Total                       $ 29,744      $166,376      $188,854
                            ========      ========      ========

         The results of operations of all businesses acquired have been included in the consolidated financial statements of the Company from the dates of the respective acquisitions. All of the businesses acquired provide substantially similar services as the existing company.

         Unaudited pro forma data as though the Company had completed its secondary public offering and had purchased all businesses at the beginning of each of the fiscal years ended June 30, 1997 and 1998 are set forth below:

                                      1997            1998*
                                      ----            -----

Revenues                          $   527,040      $   608,186
Net income                        $     9,993      $    10,433
Earnings per share - basic        $      0.52      $      0.53
Earnings per share - diluted      $      0.51      $      0.52

*        Includes a one time nonrecurring charge of $8,862 ($5,317 net of tax).
         (See Note 11)

         The pro forma information does not intend to be indicative of operating results which would have occurred had the acquisitions been made at the beginning of the respective periods or of results which may occur in the future. The primary pro forma adjustments reflect amortization of goodwill acquired and interest costs. The pro forma information does not give effect to any potential synergies anticipated by the Company as a result of the acquisitions such as improvements in gross margin attributable to the Company's purchasing leverage and increased operating efficiencies.

11. NONRECURRING CHARGES

         During the fourth quarter of fiscal 1998, the Company recorded a nonrecurring charge of $8,900 ($5,300 net of tax) related to restructuring and other nonrecurring expenses in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items. The components of the 1998 nonrecurring charge are described below.

         During the fourth quarter of fiscal 1998, the Company adopted a formal plan of restructuring to consolidate certain pharmacy sites in similar geographies. The plan will combine pharmacies in close proximity in order to improve operating efficiencies. As a result of the exit plan, 17 pharmacy sites will be consolidated into either a new or existing location. The Company recorded nonrecurring charges of $5,300 related to the site consolidations which consists of $500 related to employee severance costs in relation to the termination of 149 employees, $700 related to lease termination costs and $4,100 related to asset impairments and other miscellaneous costs. As of June 30, 1998, five site consolidations had been completed with the remainder expected to be completed by the end of fiscal 1999.

         Approximately $900 of the nonrecurring charge relates to the buyout of existing employment agreements with the prior owners of certain acquired businesses.

         In June, 1998 the Company's new credit facility and bridge facility replaced the existing $135 million revolving credit facility. The new credit facility and bridge facility were replaced in July 1998 by a $245 million revolving credit facility (see Note 2). Approximately $1,300 of the nonrecurring charge relates to the write-off of deferred financing fees on the $135 million revolving credit facility and certain financing fees associated with the bridge facility.

         The remaining $1,400 of the 1998 nonrecurring charge primarily relates to additional acquisition related expenses.

         Details of the nonrecurring charge are as follows:

                                                                   Nonrecurring                         Reserve
          Description                Cash/Non-Cash                    Charge        Activity        At June 30, 1998
          -----------                -------------                    ------        --------          ----------

Site Consolidations
     Severance packages                cash                         $    500       $      --           $    500
     Lease terminations                cash                              700              --                700
     Asset impairments                 non-cash                        3,500          (3,500)                --
     Other                             cash                              600            (400)               200

Buyout of employment agreements        cash                              900            (200)               700

Write-off financing fees               non-cash                        1,300          (1,300)                --

Other
     Cash                                                              1,000            (800)               200
     Non-cash                                                            400            (400)                --
                                                                    --------       ---------           --------
Total                                                               $  8,900       $  (6,600)          $  2,300
                                                                    ========       =========           ========

         Effective September 30, 1995, the Company terminated certain compensation arrangements with the prior owners of certain acquired businesses which resulted in a special compensation expense and a related increase in debt of $2,811.

12. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:



                                                              1996          1997        1998
                                                              ----          ----        ----


Numerator:
    Numerator for basic earnings per share - net income      $ 2,356      $11,272      $11,331
     Effect of dilutive securities:
        Convertible debentures                                    --          280           --
                                                             -------      -------      -------

        Numerator for diluted earnings per share             $ 2,356      $11,552      $11,331
                                                             =======      =======      =======

Denominator:
    Denominator for basic earnings per share -
        weighted average common shares                         8,462       15,991       19,100
    Effect of dilutive securities:
        Stock options                                            533          207          272
        Convertible debentures                                    --          645           --
                                                             -------      -------      -------

    Dilutive potential common shares                             533          852          272
                                                             -------      -------      -------

        Denominator for diluted earnings per share             8,995       16,843       19,372
                                                             =======      =======      =======


Basic earnings per share                                     $  0.28      $  0.70      $  0.59
                                                             =======      =======      =======
Diluted earnings per share                                   $  0.26      $  0.69      $  0.58
                                                             =======      =======      =======


The Company has $102,753 of convertible subordinated debentures outstanding at June 30, 1998 that are convertible into 3,331,937 shares of Class A Common Stock that were not included in the computation of diluted earnings per share as their effect would be antidilutive. The Company had $6,549 of convertible subordinated debentures outstanding at June 30, 1996 that were convertible into 651,284 shares of Class A Common Stock that were not included in the computation of diluted earnings per share as their effect would be antidilutive.

13. QUARTERLY DATA (UNAUDITED)

         Selected quarterly data for the years ended June 30, 1997 and 1998:


                                                          YEAR ENDED JUNE 30, 1997
                                                          ------------------------
                                        FIRST          SECOND         THIRD         FOURTH
                                       QUARTER        QUARTER        QUARTER        QUARTER          TOTAL
                                       -------        -------        -------        -------          -----

Revenues                              $  43,042      $  59,323      $  78,539      $  94,136       $ 275,040
Gross profit                             11,188         15,031         19,672         23,613          69,504
Operating income                          3,534          3,856          4,954          6,007          18,351
Net income                            $   1,910      $   2,889      $   3,091      $   3,382       $  11,272
Earnings per share - basic            $    0.15      $    0.17      $    0.18      $    0.19       $    0.70
Earnings per share - diluted          $    0.15      $    0.17      $    0.18      $    0.19       $    0.69

                                                         YEAR ENDED JUNE 30, 1998
                                                         ------------------------
                                        FIRST          SECOND         THIRD         FOURTH
                                       QUARTER        QUARTER        QUARTER        QUARTER          TOTAL
                                       -------        -------        -------        -------          -----

Revenues                              $ 103,711      $ 114,508      $ 137,669      $ 153,177       $ 509,064
Gross profit                             26,226         29,039         34,857         38,725         128,847
Nonrecurring charge (b)                      --             --             --          8,862           8,862
Operating income                          6,873          7,810          9,467          1,940          26,090
Net income (loss)                     $   3,632      $   4,022      $   4,365      $    (689)      $  11,331
Earnings per share - basic (a)        $    0.20      $    0.21      $    0.22      $   (0.03)      $    0.59
Earnings per share - diluted (a)      $    0.20      $    0.21      $    0.22      $   (0.03)      $    0.58

(a) Earnings per share is calculated independently for each quarter and the sum of the quarters may not necessarily be equal to the full year earnings per share amount.
(b) A nonrecurring charge of $8,862 before taxes and $5,317 after taxes, or $0.28 per basic share and $0.72 per diluted share, was recorded during the fourth quarter of 1998 related to restructuring and other nonrecurring expenses in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items. For the year ended June 30, 1998, net income, excluding this nonrecurring charge, was $16,648 or $0.87 per basic share and $0.86 per diluted share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information regarding Directors appearing under the caption "Election of Directors" in the Company's Definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held in 1998 (the "1998 Proxy Statement") is incorporated herein by reference, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this item as to the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 1998 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to "Executive Compensation" in the 1998 Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to "Stock Ownership of Principal Holders and Management" in the 1998 Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To the extent applicable the information required by this item is incorporated herein by reference to "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the 1998 Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Form 10-K:

         1.       Financial Statements

                  The 1998 Consolidated Financial Statements of NCS HealthCare, Inc. are included in Part II, Item 8.

         2. Financial Statement Schedules. All financial statement schedules for the Company and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

         3.       Exhibits

                  See the Index to Exhibits at page E-1 of this Form 10-K.

(b)      Reports on Form 8-K

         1. On April 10, 1998, the Company filed a Current Report on Form 8-K relating to the execution of a definitive agreement to acquire the long-term care pharmacy assets of Walgreen Co.

         2. On June 1, 1998, the Company filed a Current Report on Form 8-K relating to the acquisition of certain assets of the Extended Care Division of Walgreens Advance Care, Inc., a wholly-owned subsidiary of Walgreen Co.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             NCS HEALTHCARE, INC.

                                             By: /s/ Jon H. Outcalt
                                             Jon H. Outcalt
                                             Chairman of the Board of Directors

Date: September 28, 1998

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature                       Title



Jon H. Outcalt                  /s/ Jon H. Outcalt
                                Chairman of the Board of Directors


Kevin B. Shaw                   /s/ Kevin B. Shaw
                                President, Chief Executive Officer and Director
                                (Principal Executive Officer)

Gerald D. Stethem               /s/ Gerald D. Stethem
                                Chief Financial Officer (Principal Financial
                                and Accounting Officer)

Phyllis K. Wilson               /s/ Phyllis K. Wilson
                                Director


A. Malachi Mixon III            /s/ A. Malachi Mixon III
                                Director


Boake A. Sells                  /s/ Boake A. Sells
                                Director


Richard L. Osborne              /s/ Richard L. Osborne
                                Director
Date: September 28, 1998

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

2.6               Asset Purchase Agreement, dated December 29, 1997, by and                                         (C)
                  among the Company, NCS HealthCare of New York, Inc., Thrift
                  Drug, Inc., Fay's Incorporated and Eckerd Corporation

2.7               Asset Purchase Agreement, dated April 10, 1998, among the                                         (D)
                  Company, NCS Acqusisiton Sub, Inc., Walgreens Advance Care, Inc.
                  and Walgreen Co.

3.1               Amended and Restated Certificate of Incorporation of the
                  Company                                                                                           (E)

3.2               Amended By-Laws of the Company                                                                    (E)

4.1               Specimen certificate of the Company's Class A Common Stock                                        (E)

4.2               Specimen certificate of the Company's Class B Common Stock                                        (E)

4.3               Form of 5-3/4% Convertible Subordinated Debentures due 2004                                       (F)

4.4               Indenture, dated August 13, 1997, between the Company and
                  National City Bank, as Trustee                                                                    (F)

* 10.1            Deferred Compensation Agreement, dated as of January 1, 1994, by and between Modern Pharmacy Consultants, Inc. and
                  Phyllis K. Wilson                                                                                 (E)

* 10.2            1996 Long Term Incentive Plan                                                                     (E)

* 10.3            Aberdeen Group, Inc. 1995 Amended and Restated Employee Stock
                  Purchase and Option Plan                                                                          (E)

* 10.4            Amended and Restated Stock Option Agreement, dated as of
                  December 3, 1993, by and between Aberdeen Group, Inc. and
                  Richard L. Osborne                                                                                (E)

* 10.5            Amended and Restated Stock Option Agreement, dated as of
                  December 29, 1994, by and between Aberdeen Group, Inc. and
                  Jeffrey R. Steinhilber                                                                            (E)

10.6              Lease Agreement, dated as of July 16, 1990, by and among
                  Crow-O'Brien-Woodhouse I Limited Partnership, Aberdeen Group,
                  Inc. and Van Cleef Properties, Inc.                                                               (E)

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

10.9              Lease Agreement, dated as of January 17, 1995, by and among
                  Calvin Hunsicker, Brenda Hunsicker and Aberdeen Group, Inc.                                       (E)

10.10             Form of Indemnity Agreement by and between the Company and
                  each of its Directors and Executive Officers                                                      (E)

*10.11            Employment and Noncompetition Agreement, dated as of
                  September 1, 1996, by and between Aberdeen Group, Inc. and
                  William B. Bryum                                                                                  (E)

10.12 Credit Agreement, dated as of June 1, 1998, among the Company, the lending institutions named therein and KeyBank National
                  Association, as the Swing Line Lender, Letter of Credit Issuer and Administrative Agent.

10.13             Letter Agreement, dated June 1, 1998, between the Company and
                  KeyBank National Association regarding Capital Markets Bridge
                  Facility

10.14             Amendment No. 1, dated as of July 13, 1998, to the Credit
                  Agreement, dated as of June 1, 1998, among the Company, the lending institutions named therein and KeyBank National
                  Association, as the Swing Line Lender, Letter of Credit Issuer and Administrative Agent

21.1              Subsidiaries of the Company

23.1              Consent of Ernst & Young LLP

27.1 Financial Data Schedule (including restated schedules for adoption of SFAS No. 128)

* Management contract or compensatory plan or arrangement identified pursuant to Item 14(c) of this Form 10-K.

(A) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K, dated August 1, 1996.

(B) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K, dated August 15, 1996.

(C) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K, dated January 30, 1998.

(D) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K, dated June 1, 1998.

(E) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-1 declared effective on February 13, 1996 (Reg. No. 33-80455).

(F) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-3, as amended (Reg. No. 333-35551).