Form 10-K/A
period 1998-06-30
NCS HEALTHCARE INC
filed 1998-10-01
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

                               (AMENDMENT NO. 1)
(MARK ONE)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
                  [X] FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of June 30, 1998, the registrant had 13,355,751 shares of Class A Common Stock, par value $.01 per share, and 6,463,244 shares of Class B Common Stock, par value $.01 per share, issued and outstanding. As of that date, the aggregate market value of these shares, which together constitute all of the voting stock of the registrant, held by non-affiliates was $413,145,662 (based upon the closing price of $28.50 per share of Class A Common Stock on the NASDAQ National Market on June 30, 1998). For purposes of this calculation, the registrant deems the 221,912 shares of Class A Common Stock and the 5,079,632 shares of Class B Common Stock held by all of its Directors and executive officers to be the shares of Class A Common Stock and Class B Common Stock held by affiliates.

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

         The third factor is that hospitals are discharging patients earlier due to funding pressures and cost containment efforts. Therefore, an increasing number of patients are now receiving care outside of traditional hospitals in alternative settings such as long-term care facilities.

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

                  In addition, NCS has developed the systems and competencies necessary to open new market locations that have the breadth of services and standards of quality of existing sites. To date, NCS has developed new sites in eight locations, and the Company intends to develop additional sites in markets in which competitive factors and economics make a start-up preferable to an acquisition.

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

SALES AND MARKETING

         In marketing to existing customers, NCS has organized the selling efforts of each formerly independent location into a single sales force consisting of 49 field service representatives and eight sales managers. All field sales representatives are trained in each of the Company's products and services and sell these services throughout their respective geographic territories. A typical territory consists of approximately 250 long-term care facilities, and the salesperson follows an eight week call cycle. These individuals are paid base salaries with commissions comprising up to 75% of a successful salesperson's compensation. The Company believes that long-term care facilities change institutional pharmacies fairly infrequently, but when a change is made, it is generally the result of a competitor's ability to offer better service or a broader array of products and services.

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

         General. In the ordinary course of its business, the Company is subject to inspections, audits, inquiries and similar actions by governmental authorities responsible for enforcing the laws and regulations to which the Company is subject. In January 1997, governmental authorities requested information from the Company in connection with an audit and investigation of the circumstances surrounding the apparent drug-related homicide of a non-management employee of one of the Company's pharmacies. The information provided relates to the Company's inventory and the possible theft of controlled substances from this pharmacy. The Company has cooperated fully with the investigation. In addition, the Company has conducted an internal review which identified inadequacies in record keeping and inventory control at this pharmacy. In a meeting with governmental authorities in August 1997, the Company discussed its findings and those of the government and documented corrective measures taken by the Company. In September 1998, the Company was advised that this matter had been referred to the United States Attorney for possible legal action involving certain alleged violations of federal law and invited the Company to contact the responsible U.S. Attorney in an effort to resolve the matter. The Company has not been informed of the amount or nature of the resolution or of the potential monetary penalties, if any, that may be sought.

         In January 1998, government authorities sought and obtained various documents and records from a Herrin, Illinois pharmacy operated by a wholly-owned subsidary of the Company. The Company was not informed of the purpose of the inquiry, and no other operating unit of the company has been contacted. The Company has cooperated fully and will continue to cooperate fully with the government's inquiry.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY*

         The name, age and positions of each of the Company's executive officers are as follows:

NAME                                AGE        POSITION
- ----                                ---        --------

Jon H. Outcalt                      62         Chairman of the Board of Directors
Kevin B. Shaw                       41         President, Chief Executive Officer and Director
Phyllis K. Wilson                   57         Executive Vice President and Director
Jeffrey R. Steinhilber              41         Executive Vice President and Chief Operating Officer
Gerald D. Stethem                   34         Chief Financial Officer
William B. Byrum                    54         Vice President - Corporate Development
Marvin R. Richardson                41         Senior Vice President - Sales and Marketing
Patrick Morris                      38         Senior Vice President
Thomas Bryant Mangum                47         Vice President - Materials and Procurement
A. Malachi Mixon III                58         Director
Richard L. Osborne                  60         Director
Boake A. Sells                      61         Director

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

(1) For 1996, represents a nonrecurring charge in connection with the termination of certain compensation arrangements with the prior owners of certain acquired businesses. For 1998, represents a nonrecurring charge related to restructuring and other nonrecurring expenses in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by (used in) operating activities was $(2.1) million, $8.3 million and $(14.8) million in fiscal 1996, 1997 and 1998, respectively. Cash provided by operating activities decreased in fiscal 1998 due to increases in trade accounts receivable and inventories primarily associated with internal sales growth. These cash flow decreases were partially offset by increases in trade accounts payable and accrued expenses. Cash provided by operating activities increased during fiscal 1997 due to increased profitability and an increase in trade accounts payable and accrued expenses. The increase in accrued expenses resulted primarily from an increase in accrued expenses associated with new acquisitions and the timing of payment of certain accruals. These cash flow increases were offset by increases in trade accounts receivable and inventory.

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

         The Company expects to meet future financing needs principally through the use of its revolving credit facility. In June 1998, the Company entered into a four-year, $150 million revolving credit facility (new credit facility) with a bank, which replaced the existing $135 million revolving credit facility. Under the new credit facility, the Company also has available a $10 million swing line revolving facility (swing line). Also in June 1998, the Company entered into a $50 million bridge facility agreement (bridge facility) due December 31 1998. The new credit facility contains certain debt covenants including Interest Coverage Ratio and minimum consolidated net worth. As of June 30, 1998 the Company had $94 million outstanding under the new credit facility, $50 million outstanding under the bridge facility and $3.8 million outstanding under the swing line. Effective July 13, 1998, the new credit facility was amended increasing the total commitment from $150 million to $245 million and was syndicated to a consortium of 11 banks. This credit facility bears interest at a variable rate based upon the Eurodollar rate plus a spread of 37.5 to 162.5 basis points, dependent upon the Company's Interest Coverage Ratio. Also effective July 13, 1998, the bridge facility was paid with funds under the amended credit facility and was terminated. The Company believes that its cash and available sources of capital, including funds available under its revolving credit facility, are sufficient to meet its normal operating requirements.

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

         Debt issuance costs are included in other assets and are amortized using the affective interest rate method over the life of the related debt.

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

         In April 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP is effective for fiscal 2000 and requires that start-up costs and organization costs be expensed as incurred and that such costs capitalized previously be expensed as a cumulative effect of change in accounting principle. The Company has not completed its evaluation of the impact SOP 98-5 will have on its fiscal 2000 financial statements. The Company will continue to capitalize start-up costs and organization costs during fiscal 1999.

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

2.  LINE OF CREDIT

          In June 1998, the Company entered into a four-year, $150 million revolving credit facility (new credit facility) with a bank, which replaced the existing $135 million revolving credit facility. Under the new credit facility, the Company also has available a $10 million swing line revolving facility (swing line). Also in June 1998, the Company entered into a $50 million bridge facility agreement (bridge facility) due December 31, 1998. The new credit facility and bridge facility bear interest at a variable rate (7.152% and 7.652%, respectively, at June 30, 1998) based upon the Eurodollar rate plus a spread of 37.5 to 162.5 basis points, dependent upon the Company's Interest Coverage Ratio. The swing line bears interest at a money market rate (7.625% at June 30, 1998). The new credit facility contains certain debt covenants including Interest Coverage Ratio and minimum consolidated net worth. As of June 30, 1998 the Company had $94,000 outstanding under the new credit facility, $50,000 outstanding under the bridge facility and $3,800 outstanding under the swing line.

         Effective July 13, 1998, the new credit facility was amended increasing the total commitment from $150 million to $245 million and was syndicated to a consortium of 11 banks. Also effective July 13, 1998, the bridge facility was paid with funds under the amended credit facility and was terminated.

3. LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                     JUNE 30,
                                                                     --------
                                                               1997          1998
                                                               ----          ----

Notes payable to former owners of acquired companies
   maturing through July, 2001, at interest rates
   ranging from 5% to 8%                                      $7,552        $3,666
2% note payable to Pennsylvania Industrial Development
   Authority due in monthly installments through
   June, 2010, and secured through an interest
   in a building of the Company                                  582           543
Collateralized lease obligations with interest ranging
   from 6% to 16% due monthly through February, 2002             557           685
Other                                                            755           533
                                                              ------        ------
Total long-term debt                                           9,446         5,427
Less current portion                                           1,403         1,548
                                                              ------        ------
Long-term debt, excluding current portion                     $8,043        $3,879
                                                              ======        ======

         The aggregate maturities of the long-term debt for each of the five years subsequent to June 30, 1998 are as follows:

FISCAL YEAR ENDING JUNE 30,                                 AMOUNT
- --------------------                                        ------

1999                                                        $1,548
2000                                                         3,116
2001                                                           149
2002                                                            61
2003                                                            58
Thereafter                                                     495
                                                            ------
                                                            $5,427
                                                            ======

4. INCOME TAX EXPENSE

         Income tax expense (benefit) for each of the three years ended June 30, 1998 consists of:

                                  1996                                1997                               1998
                                  ----                                ----                               ----
                    CURRENT     DEFERRED     TOTAL      CURRENT     DEFERRED     TOTAL      CURRENT     DEFERRED     TOTAL
                    -------     --------     -----      -------     --------     -----      -------     --------     -----

Federal             $ 1,439     $     8     $ 1,447     $ 5,614     $   887     $ 6,501     $ 6,792     $    55      $ 6,847
State and local         402           3         405       1,894         260       2,154       2,175          (8)       2,167
                    -------     -------     -------     -------     -------     -------     -------     -------      -------
                    $ 1,841     $    11     $ 1,852     $ 7,508     $ 1,147     $ 8,655     $ 8,967     $    47      $ 9,014
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
                                                                 ======        =========

5. OPERATING LEASES

         The Company is obligated under operating leases primarily for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of June 30, 1998 are as follows:

FISCAL YEAR ENDING JUNE 30,                                          AMOUNT
- --------------------                                                 ------

1999                                                                $ 4,443
2000                                                                  3,983
2001                                                                  2,807
2002                                                                  2,302
2003                                                                  1,562
Thereafter                                                            2,940
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

         During fiscal 1995, the Company adopted an Employee Stock Purchase and Option Plan which authorized 100,000 shares of Class A Common Stock for awards of stock options to certain key employees. During fiscal 1995 and 1996 the Company granted 11,520 and 7,458 options, respectively, at an exercise price of $6.19 and $7.33 per share, respectively, under the provisions of this plan. These exercise prices represented fair market values on the dates the grants were made.

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

         The Company's stock option activity and related information for the years ended June 30 is summarized as follows:

                                   1996                          1997                              1998
                                   ----                          ----                              ----
                                                 WEIGHTED                       WEIGHTED                         WEIGHTED
                                                  AVERAGE                        AVERAGE                          AVERAGE
                                 OPTIONS         EXERCISE       OPTIONS         EXERCISE         OPTIONS         EXERCISE
                                 (000'S)           PRICE        (000'S)           PRICE          (000'S)           PRICE
                                 -------           -----        -------           -----          -------           -----

Outstanding at
  beginning of
  year                          1,066,410           $ 1.92       267,575        $   8.84         566,825          $14.74
Granted                            91,498            15.75       301,250           20.00              --              --
Exercised                        (890,333)            1.18            --              --          (2,637)           7.49
Forfeited                              --               --        (2,000)          16.50         (29,000)          19.64
                                ---------           ------       -------        --------         -------          ------
Outstanding at
  end of year                     267,575           $ 8.84       566,825        $  14.74         535,188          $14.64
                                =========           ======       =======        ========         =======          ======
Exercisable at
  end of year                      97,110                        141,658                         185,604
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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the three years ended June 30, 1998 is as follows (in thousands except for earnings per share information):

                                  1996        1997        1998
                                  ----        ----        ----

Net income - basic               $ 2,325     $11,120     $10,876
Net income - diluted             $ 2,325     $11,400     $10,876
Earnings per share - basic       $  0.27     $  0.70     $  0.57
Earnings per share - diluted     $  0.26     $  0.68     $  0.56

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

(a) Earnings per share is calculated independently for each quarter and the sum of the quarters may not necessarily be equal to the full year earnings per share amount.
(b) A nonrecurring charge of $8,862 before taxes and $5,317 after taxes, or $0.28 per basic share and $0.27 per diluted share, was recorded during the fourth quarter of 1998 related to restructuring and other nonrecurring expenses in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items. For the year ended June 30, 1998, net income, excluding this nonrecurring charge, was $16,648 or $0.87 per basic share and $0.86 per diluted share.

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

Date: October 1, 1998

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

Signature                       Title



Jon H. Outcalt                  /s/ Jon H. Outcalt
                                Chairman of the Board of Directors


Kevin B. Shaw                   President, Chief Executive Officer and Director
                                (Principal Executive Officer)

Gerald D. Stethem               Chief Financial Officer (Principal Financial
                                and Accounting Officer)

Phyllis K. Wilson               Director


A. Malachi Mixon III            Director


Boake A. Sells                  Director


Richard L. Osborne              Director
Date: October 1, 1998

                                INDEX OF EXHIBITS


                                        SEQUENTIAL
EXHIBIT NO.                             DESCRIPTION                                                                PAGE
- -----------                             -----------                                                                ----

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

                                          SEQUENTIAL
EXHIBIT NO.                               DESCRIPTION                                                              PAGE
- -----------                               -----------                                                              ----

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