Form 10-Q
period 1998-09-30
NCS HEALTHCARE INC
filed 1998-11-17
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998

Commission File Number-   0-27602

                              NCS HealthCare, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                No.    34-1816187
    --------------------------------                      ------------------
   (State or other jurisdiction                             (IRS employer
  of incorporation or organization)                     identification number)

3201 Enterprise Parkway, Suite 220, Beachwood, Ohio 44122
---------------------------------------------------------
(Address of principal executive offices and zip code)

                     (216) 378-6800
---------------------------------------------------------
  (Registrant's telephone number, including area code)


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

Class A Common Stock, $ .01 par value -- 13,973,462 shares as of November 6,
1998

Class B Common Stock, $ .01 par value -- 6,206,631 shares as of November 6,
1998

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES

                                      INDEX



                                                                           Page
                                                                           ----
Part I.    Financial Information:

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
               September 30, 1998 and June 30, 1998                            3

         Condensed Consolidated Statements of Income-
               Three months ended-
               September 30, 1998 and 1997                                     4

         Condensed Consolidated Statements of Cash Flows-
               Three months ended-
               September 30, 1998 and 1997                                     5

Notes to Condensed Consolidated Financial Statements - September 30, 1998      6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                         9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           12

Part II.   Other Information:

Item 2.  Changes in Securities and Use of Proceeds                            13

Item 6.  Exhibits and Reports on Form  8-K                                    13

Signatures                                                                    14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                       (Unaudited)              (Note A)
                                                                       September 30,             June 30,
ASSETS                                                                     1998                    1998
                                                                    ---------------           ------------
Current Assets:
Cash and cash equivalents                                              $  17,842                  $  21,186
Accounts receivable, less allowances                                     159,180                    142,325
Inventories                                                               48,442                     43,784
Other                                                                     15,293                     14,224
                                                                       ---------                  ---------
                  Total current assets                                   240,757                    221,519

Property and equipment, at cost
         net of accumulated depreciation and amortization                 47,368                     43,593
Goodwill, less accumulated amortization                                  339,576                    340,209
Other assets                                                              20,298                     18,469
                                                                        --------                   --------
                  Total assets                                          $647,999                   $623,790
                                                                        ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
         Accounts payable                                               $ 32,795                   $ 34,131
         Accrued expenses and other liabilities                           34,468                     38,026
                                                                        --------                   --------
                  Total current liabilities                               67,263                     72,157

Line of credit                                                           173,000                    147,800
Long-term debt, excluding current portion                                  3,420                      3,879
Convertible subordinated debentures                                      100,000                    102,753
Other                                                                      9,478                      9,867


Stockholders' Equity:
         Preferred stock, par value $ .01 per share, 1,000,000
              shares authorized; none issued                                 -                          -
         Common stock, par value $ .01 per share:
              Class A - 50,000,000 shares authorized; 13,886,071
                and 13,334,639 shares issued and outstanding at
                September 30, 1998 and June 30, 1998, respectively           139                        133
              Class B - 20,000,000 shares authorized; 6,206,631
                and 6,463,244 shares issued and outstanding at
                September 30, 1998 and June 30, 1998, respectively            62                         65

         Paid-in capital                                                 261,213                    258,462
         Retained earnings                                                33,424                     28,674
                                                                        --------                   --------
                  Total stockholders' equity                             294,838                    287,334
                                                                        --------                   --------
                  Total liabilities and stockholders' equity            $647,999                   $623,790
                                                                        ========                   ========

Note A: The balance sheet at June 30, 1998 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



                                                                  Three Months Ended
                                                                       September 30,
                                                                 -----------------------
                                                                    1998          1997
                                                                  --------      --------
       Revenues                                                   $172,846      $103,711
       Cost of revenues                                            128,990        77,485
                                                                  --------      --------
       Gross profit                                                 43,856        26,226
       Selling, general and administrative expenses                 31,044        19,353
                                                                  --------      --------
       Operating income                                             12,812         6,873
       Interest expense, net                                         4,478           501
                                                                  --------      --------
       Income before income taxes                                    8,334         6,372
       Income tax expense                                            3,584         2,740
                                                                  --------      --------
       Net income                                                 $  4,750      $  3,632
                                                                  ========      ========

       Net income per share - basic                               $   0.24      $   0.20
                                                                  ========      ========
       Net income per share - diluted                             $   0.24      $   0.20
                                                                  ========      ========

       Shares used in the computation - basic                       20,085        18,378
       Shares used in the computation - diluted                     20,171        18,615




           See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                        Three Months Ended
                                                                                          September 30,
                                                                                    -------------------------
                                                                                       1998            1997
                                                                                    ----------      ---------

Operating activities
Net income                                                                        $  4,750          $  3,632
Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization
                                                                                     5,746             3,302
         Changes in assets and liabilities, net of effects of assets and liabilities acquired:
                  Accounts receivable, net                                         (17,747)          (12,849)
                  Accrued expenses and other liabilities                            (5,103)            1,437
                  Other, net                                                        (5,727)           (3,745)
                                                                                   -------          --------
Net cash used in operating activities                                              (18,081)           (8,223)

Investing activities
Purchases of businesses                                                               (425)          (12,161)
Capital expenditures for property and equipment, net                                (6,350)           (4,239)
Other                                                                               (3,438)           (1,180)
                                                                                   -------          --------
Net cash used in investing activities                                              (10,213)          (17,580)

Financing activities
Proceeds from convertible subordinated debentures, net                                  --            97,250
Borrowings on line-of-credit                                                        25,200            21,499
Payments on line-of-credit                                                              --           (31,784)
Repayment of long-term debt                                                           (250)             (658)
Proceeds from issuance of long-term debt                                                --               343
                                                                                   -------          --------
Net cash provided by financing activities                                           24,950            86,650
                                                                                   -------          --------
Net increase (decrease) in cash and cash equivalents                                (3,344)           60,847
Cash and cash equivalents at beginning of period                                    21,186             8,160
                                                                                   -------          --------
Cash and cash equivalents at end of period                                        $ 17,842          $ 69,007
                                                                                  ========          ========



           See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1998 (File No. 000-27602).

2. On August 13, 1997, the Company issued $100,000,000 of convertible subordinated debentures (debentures) due 2004. Net proceeds to the Company were approximately $97,250,000, net of underwriting discounts and expenses. The debentures carry an interest rate of 5 3/4% and are convertible into shares of Class A Common Stock. A portion of the proceeds from the debenture offering was used to repay approximately $21,000,000 of outstanding indebtedness under short-term borrowings.

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

    In July 1998, $2,753,000 of 8% convertible subordinated debentures due in fiscal 1999 were converted into 273,707 shares of Class A Common Stock.

    During July 1998, the Company amended its credit facility increasing the total commitment from $150,000,000 to $245,000,000.

3. During the fourth quarter of fiscal 1998, the Company recorded a nonrecurring charge of $8,900,000 primarily related to: 1) the adoption of a formal plan of restructuring to consolidate certain pharmacy sites in similar geographies; 2) the buyout of existing employment agreements with the prior owners of certain acquired businesses; 3) the write-off of certain financing fees; and 4) additional acquisition related expenses.

    The Company has adopted a formal plan of restructuring that will combine pharmacies in close proximity in order to improve operating efficiencies. As a result of the plan, 17 pharmacy sites will be consolidated into either a new or existing location and a total of 149 employees will be terminated. As of September 30, 1998, six site consolidations had been completed with the remainder expected to be completed by the end of fiscal 1999.

      Details of the nonrecurring charge are as follows:


                                                      Nonrecurring                Reserve                   Reserve
     Description                    Cash/Non-Cash       Charge       Activity    At 6/30/98   Activity    At 9/30/98
     -------------------------      -------------       ------       --------    ----------   --------    ----------
                                                                                (In millions)
Site Consolidations
     Severance packages               cash             $   .5        $  --         $  .5       $  --      $   .5
     Lease terminations               cash                 .7           --            .7          .1          .6
     Asset impairments                non-cash            3.5         (3.5)           --          --          --
     Other                            cash                 .6          (.4)           .2          --          .2

Buyout of employment agreements       cash                 .9          (.2)           .7          .5          .2

Write-off financing fees              non-cash            1.3         (1.3)           --          --          --

Other
     Cash                                                 1.0          (.8)           .2          .1          .1
     Non-cash
                                                           .4          (.4)           --          --          --


Total                                                  $  8.9        $ (6.6)       $ 2.3        $ .7       $ 1.6
                                                       ======        ======        =====        ====       =====



4. Significant acquisitions completed by the Company during fiscal 1998 include Cheshire LTC Pharmacy, Inc. in Cheshire, Connecticut, PharmaSource Healthcare, Inc. in Norcross, Georgia, Marco & Company, LLC in Billings, Montana, MedStar Pharmacy, Inc. in Benson, North Carolina, Greenwood Pharmacy and Managed Pharmacy Services, affiliates of Eckerd Corporation based in Sharon, Pennsylvania, Medical Pharmacy in Bakersfield, California, Robcin Enterprises, Inc. in Independence, Missouri, Apple Institutional Services in Salisbury, Maryland and the institutional pharmacy assets of Walgreen Co., an Illinois corporation. The aggregate purchase price for all businesses acquired during fiscal 1998 was $188,854,000 consisting of $171,083,000 in cash, $959,000 of debt and $16,812,000 of Class A Common
     Stock of the Company.

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

     Unaudited pro forma data, as though the Company had purchased each of these businesses as of July 1, 1997, are set forth below:

                                                        Three Months                Three Months
                                                            Ended                       Ended
                                                     September 30, 1998          September 30, 1997
                                                     ------------------          ------------------
                                                      (In thousands, except per share information)

         Revenues                                      $       172,938                $     143,585
         Net income                                    $         4,756                $       3,410
         Net income per share - basic                  $          0.24                $        0.17
         Net income per share - diluted                $          0.24                $        0.17

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


                                                                            Three Months Ended
                                                                               September 30,
                                                                     ------------------------------
                                                                        1998                 1997
                                                                      --------            ---------
Numerator:
   Numerator for basic earnings per share - net income                $ 4,750               $ 3,632
   Effect of dilutive securities:
      Convertible debentures                                               --                    --
                                                                      -------               -------

      Numerator for diluted earnings per share                        $ 4,750               $ 3,632
                                                                      =======               =======

Denominator:
   Denominator for basic earnings per share -
      weighted average common shares                                   20,085                18,378
   Effect of dilutive securities:
      Stock options                                                        86                   237
      Convertible debentures                                               --                    --
                                                                      -------               -------
   Dilutive potential common shares                                        86                   237
                                                                      -------               -------

      Denominator for diluted earnings per share                       20,171                18,615
                                                                      =======               =======

Basic earnings per share                                              $  0.24               $  0.20
                                                                      =======               =======
Diluted earnings per share                                            $  0.24               $  0.20
                                                                      =======               =======


    The Company has $100,000,000 of convertible subordinated debentures outstanding at September 30, 1998 that are convertible into 3,058,000 shares of Class A Common Stock that were not included in the computation of diluted earnings per share as their effect would be antidilutive. The Company had $103,678,000 of convertible subordinated debentures outstanding at September 30, 1997 that were convertible into 3,424,000 shares of Class A Common Stock that were not included in the computation of diluted earnings per share as their effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Revenues for the three months ended September 30, 1998 increased 66.7% to $172,846,000 from $103,711,000 recorded in the comparable period in fiscal 1998.

The increase in revenues during the first quarter of fiscal 1999 over the comparable prior year period is primarily attributed to two factors: the Company's acquisition program and internal growth. Of the $69,135,000 increase for the three months ended September 30, 1998, $45,600,000 of the increase is attributable to revenues for the first three months of fiscal 1999 including a full period of operations for fiscal 1998 acquisitions. These fiscal 1998 acquisitions include Cheshire LTC Pharmacy, Inc. in August 1997, PharmaSource Healthcare, Inc. in September 1997, Marco & Company, LLC in December 1997, MedStar Pharmacy, Inc. in January 1998, Medical Pharmacy, Robcin Enterprises, Inc. and Greenwood Pharmacy and Managed Pharmacy Services, affiliates of Eckerd Corporation in February 1998, Apple Institutional Services in March 1998 and the institutional pharmacy assets of Walgreens Co. in June 1998. Internal growth accounted for $23,535,000 of the increase as the Company's existing operations continued to grow through marketing efforts to new and existing clients, increased drug utilization of long-term care facility residents, and the growth and integration of new and existing products and services. The total number of beds serviced by the Company as of September 30, 1998 increased 52% to 251,000 beds, from 165,000 beds at September 30, 1997.

Cost of revenues for the three months ended September 30, 1998 increased 66.5% to $128,990,000, from $77,485,000 recorded in the comparable period in fiscal 1998. Cost of revenues as a percentage of revenues for the three month period ended September 30, 1998 was 74.6%, compared to 74.7% during the prior fiscal year.

The decrease in cost of revenues as a percentage of revenues is primarily the result of the timing of acquisitions. At the time of acquisition, the gross margins of the acquired companies are typically lower than the Company as a whole, however, the Company is typically able to increase the gross margins of the acquired companies through more advantageous purchasing terms and the use of formulary management. The Company's leverage associated with purchasing pharmaceuticals, formulary management program and leveraging of production costs positively impacted gross margins during the past year. However, these improvements were partially offset by the lower margins of companies acquired during the past year.

Selling, general and administrative expenses for the three months ended September 30, 1998 increased 60.4% to $31,044,000, from $19,353,000 recorded in the comparable period in fiscal 1998. Selling, general and administrative expenses as a percentage of revenues was 18.0% for the three month period ended September 30, 1998, compared to 18.7% during the comparable period in fiscal 1998. The percentage decrease for the three months ended September 30, 1998 is a result of creating operational efficiencies with acquisitions and the ability to leverage overhead expenses over a larger revenue base. At the time of acquisition, the selling, general and administrative expenses of the acquired companies are typically higher than the Company as a whole. The Company has been able to create operational efficiencies with acquisitions as selling, general and administrative expenses as a percentage of revenues has decreased seven quarters in a row. The increase in selling, general, and administrative expenses in absolute dollars is mainly attributable to expenses associated with the operations of businesses acquired during the prior fiscal year.

The Company had net interest expense of $4,478,000 for the three months ended September 30, 1998, compared to net interest expense of $501,000 in the comparable period in fiscal 1998. The increase is primarily attributable to increased borrowing on the Company's revolving credit facility during fiscal 1998 and 1999 and a full three months of interest expense during the three months ended September 30, 1998 on $100,000,000 of convertible subordinated debentures issued by the Company in August 1997. The additional funds were primarily used for acquisitions.

 During the fourth quarter of fiscal 1998, the Company recorded a nonrecurring charge of $8,900,000 primarily related to: 1) the adoption of a formal plan of restructuring to consolidate certain pharmacy sites in similar geographies;
2) the buyout of existing employment agreements with the prior owners of certain acquired businesses; 3) the write-off of certain financing fees; and 4) additional acquisition related expenses.

The Company has adopted a formal plan of restructuring that will combine pharmacies in close proximity in order to improve operating efficiencies. As a result of the plan, 17 pharmacy sites will be consolidated into either a new or existing location and a total of 149 employees will be terminated. As of September 30, 1998, six site consolidations has been completed with the remainder expected to be completed by the end of fiscal 1999.

Details of the nonrecurring charge are as follows:

                                                        Nonrecurring              Reserve                  Reserve
     Description                    Cash/Non-Cash        Charge      Activity    At 6/30/98   Activity    At 9/30/98
     -------------------------      -------------        ----------  --------    ----------   --------    ----------
                                                                               (In millions)
Site Consolidations
     Severance packages               cash                $    .5     $ --        $  .5      $ --         $  .5
     Lease terminations               cash                     .7       --           .7        .1            .6
     Asset impairments                non-cash                3.5     (3.5)          --        --            --
     Other                            cash                     .6      (.4)          .2        --            .2

Buyout of employment agreements       cash                     .9      (.2)          .7        .5            .2

Write-off financing fees              non-cash                1.3     (1.3)          --        --            --

Other
     Cash                                                     1.0      (.8)          .2        .1            .1
     Non-cash
                                                               .4      (.4)          --        --            --
                                                                   -------        -----      ----         -----

Total                                                      $  8.9  $  (6.6)       $ 2.3      $ .7         $ 1.6
                                                           ======  =======        =====      ====         =====


Liquidity and Capital Resources

Net cash used in operating activities increased to $18,081,000 for the three months ended September 30, 1998, as compared to $8,223,000 during the comparable period in fiscal 1998. Net cash used in operating activities increased from the comparable period in fiscal 1998 primarily due to an increase in accounts receivable and a decrease in accrued expenses and accounts payable. The increase in accounts receivable is mainly attributable to a 12.8% increase in sales during the three months ended September 30, 1998, as compared to the three months ended June 30, 1998.

Net cash used in investing activities decreased to $10,213,000 during the three months ended September 30, 1998, as compared to $17,580,000 during the comparable period in fiscal 1998. The decrease is primarily the result of a decrease in cash used for acquisitions, partially offset by an increase in capital expenditures. Significant capital expenditures during the three months ended September 30, 1998 included computer and information systems equipment, computer software, furniture and fixtures, leasehold improvements, medication carts and delivery vehicles. The Company continues to invest in converting all sites to a common operating system.

Net cash provided by financing activities decreased to $24,950,000 during the three months ended September 30, 1998, from $86,650,000 during the comparable period in fiscal 1998. The decrease is a result of the Company completing a $100,000,000 convertible subordinated debenture offering during August 1997.

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

The Company expects to meet future financing needs principally through the use of its revolving credit facility. In June 1998, the Company entered into a four-year, $150,000,000 revolving credit facility ("the Credit Facility") with a bank, which replaced the existing $135,000,000 revolving credit facility. Under the Credit Facility, the Company also has available a $10,000,000 swing line revolving facility. In June 1998, the Company entered into a $50,000,000 bridge facility agreement ("the Bridge Facility") due December 31, 1998. Effective July 13, 1998, the Credit Facility was amended increasing the total commitment from $150,000,000 to $245,000,000 and was syndicated to a consortium of 11 banks. Also effective July 13, 1998, the Bridge Facility was paid with funds under the Credit Facility and was terminated. The Credit Facility bears interest at a variable rate based upon the Eurodollar rate plus a spread of
37.5 to 162.5 basis points, dependent upon the Company's Interest Coverage Ratio. The Credit Facility contains certain debt covenants including Interest Coverage Ratio and minimum consolidated net worth. As of September 30, 1998 the Company had $173,000,000 outstanding under the Credit Facility. The Company believes that its cash and available sources of capital, including funds available under the Credit Facility, are sufficient to meet its normal operating requirements.

New Accounting Standards

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") which replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. All share and per share information included in the accompanying financial statements have been restated to conform to the requirements of SFAS No. 128.

The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of financial information about reportable segments in annual and interim financial statements. SFAS No. 131 also requires disclosure of revenues from each group of products and services, geographic areas and major customers. Currently, the Company does not expect the adoption of SFAS N0. 131 to have a significant impact on the Company's reporting and disclosures.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." This SOP is effective for fiscal 2000 and requires that start-up costs and organization costs be expensed as incurred and that such costs capitalized previously be expensed as a cumulative effect of change in accounting principle. The Company has not completed its evaluation of the impact of SOP 98-5 on its fiscal 2000 financial statements. The Company will continue to capitalize and amortize start-up costs and organization costs during fiscal 1999.

Year 2000 Compliance

Computer systems in use after the beginning of the year 2000 will need to accept four-digit entries in the date code field in order to distinguish 21st century dates from 20th century dates. Consequently, many companies face significant uncertainties because of the need to upgrade or replace their currently installed computer systems to comply with such "Year 2000" requirements. Various systems could be affected ranging from complex information technology ("IT") computer systems to non-IT devices such as an individual machine's programmable logic controller.

The Company has reviewed all internal IT systems and believes its currently installed systems are Year 2000 compliant. However, there can be no assurance that coding errors or other defects will not be discovered in the future. The Company is currently in the process of reviewing all non-IT devices for Year 2000 compliance. The Company expects to complete this review process by January 31, 1999.

Costs related to the Year 2000 issue are funded through operating cash flows. Through the first quarter of fiscal 1999 costs related to the Year 2000 issue have been immaterial to the financial results of the Company. Future costs related to Year 2000 issues are also expected to be immaterial to the financial results of the Company. Estimates of costs are based on currently available information and developments may occur that could increase the costs related to Year 2000 issues.

The Company is currently determining the extent to which it may be impacted by any third parties' failure to remediate their own Year 2000 issues. The Company has initiated formal communications with all significant customers, suppliers, payors and other third parties to determine the extent, if any, to which the Company's interface systems could be impacted by those third-parties' failure to remediate their own Year 2000 issues. The Company will continue these communications throughout fiscal 1999. At this stage of the review no assurance can be given that the failure by one or more third parties to become Year 2000 compliant will not have a material adverse impact on its operations.

The Company intends to develop contingency plans for significant third parties' determined to be at high risk of noncompliance or business disruptions. The contingency plans will be developed on a case-by-case basis. Judgments regarding contingency plans are themselves subject to may variables and uncertainties. There can be no assurance that the Company will correctly anticipate the level, impact or duration of noncompliance by third parties, or that its contingency plan will be sufficient to mitigate the impact.

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

Disclosure Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, including, but not limited to, those regarding the Company's financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations include the availability and cost of attractive acquisition candidates, continuation of various trends in the long-term care market (including the trend toward consolidation), competition among providers of long-term care pharmacy services, the availability of capital for acquisitions and capital requirements, changes in regulatory requirements, reform of the health care delivery system, disruption to the operations of the Company resulting from Year 2000 issues and other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivitave financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rates risk. The Company has managed its interest rate risk by balancing its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company has a balance of $173,000,000 on its revolving credit facility at September 30, 1998 which is subject to a variable rate of interest based on the Eurodollar rate. Assuming borrowings at September 30, 1998, a one-hundred basis point change in interest rates would impact net interest expense by approximately $1,700,000 per year.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following information is furnished as to all equity securities of the Company sold during the first fiscal quarter that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

(a) On July 1, 1998, the Company issued 273,707 shares of its Class A Common Stock to one stockholder in connection with the conversion of a Non-Negotiable 8% Convertible Promissory Note ("the Note"). The Note was convertible at a rate of $10.06 per share without additional consideration by the holder thereof. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act.

(b) On August 4, 1998 the Company issued 21,112 shares of its Class A Common Stock to one stockholder in connection with the acquisition of certain assets of Pharmacy Specialized Services, LLC. Exemption from registration is claimed under Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Numbers           Exhibit
                  -------           -------

                     15.1  Independent Accountants' Review Report

                     15.2  Independent Accountants' Acknowledgment Letter

                     27    Financial Data Schedule

(b)      Reports on Form 8-K:


         No reports on Form 8-K were filed during the three months ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NCS HealthCare, Inc.
                                        (Registrant)

Date:    November 16, 1998       By  /s/ Kevin B. Shaw
                                 ----------------------------------------
                                 Kevin B. Shaw
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)


Date:    November 16, 1998       By /s/ Gerald D. Stethem
                                 -----------------------------------------------
                                 Gerald D. Stethem
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)