Form 10-Q
period 1998-12-31
NCS HEALTHCARE INC
filed 1999-02-16
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1998

Commission File Number-   0-27602
                          -------

                              NCS HealthCare, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                      No. 34-1816187
--------------------------------          --------------------------------------
(State or other jurisdiction of           (IRS employer identification number)
incorporation or organization)

3201 Enterprise Parkway, Suite 220, Beachwood, Ohio 44122
---------------------------------------------------------
(Address of principal executive offices and zip code)

                 (216) 378-6800
----------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant:

1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
2)  has been subject to such filing requirement for the past 90 days.

Yes  X   No __
    ---

Common Stock Outstanding
------------------------

Indicate the number of shares outstanding of each of the Issuers' classes of common stock, as of the latest practical date.

Class A Common Stock, $ .01 par value -- 14,094,634 shares as of February 11,
1999
Class B Common Stock, $ .01 par value -- 6,155,151 shares as of February 11,
1999

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES

                                      INDEX



                                                                            Page
Part I.  Financial Information:

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
               December 31, 1998 and June 30, 1998                           3

         Condensed Consolidated Statements of Income-
               Three and six months ended-
               December 31, 1998 and 1997                                    4

         Condensed Consolidated Statements of Cash Flows-
               Six months ended-
               December 31, 1998 and 1997                                    5

Notes to Condensed Consolidated Financial Statements - December 31, 1998     6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                       9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         13

Part II. Other Information:

Item 2.  Changes in Securities and Use of Proceeds                          14

Item 4.  Submission of Matters to a Vote of Security Holders                14

Item 6.  Exhibits and Reports on Form  8-K                                  15

Signatures                                                                  16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                         (Unaudited)         (Note A)
                                                                          December 31,       June 30,
ASSETS                                                                       1998              1998
                                                                           --------          --------
Current Assets:
Cash and cash equivalents                                                  $ 21,341          $ 21,186
Accounts receivable, less allowances                                        179,868           142,325
Inventories                                                                  50,545            43,784
Other                                                                        16,019            14,224
                                                                           --------          --------
                  Total current assets                                      267,773           221,519

Property and equipment, at cost
         net of accumulated depreciation and amortization                    50,958            43,593
Goodwill, less accumulated amortization                                     339,910           340,209
Other assets                                                                 21,148            18,469
                                                                           --------          --------
                  Total assets                                             $679,789          $623,790
                                                                           ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                                  $ 35,213          $ 34,131
         Accrued expenses and other liabilities                              40,335            38,026
                                                                           --------          --------
                  Total current liabilities                                  75,548            72,157

Line of credit                                                              190,500           147,800
Long-term debt, excluding current portion                                     2,816             3,879
Convertible subordinated debentures                                         100,000           102,753
Other                                                                         9,561             9,867


Stockholders' Equity:
         Preferred stock, par value $ .01 per share, 1,000,000
              shares authorized; none issued                                      -                 -
         Common stock, par value $ .01 per share:
              Class A - 50,000,000 shares authorized; 14,043,154
                and 13,334,639 shares issued and outstanding at
                December 31, 1998 and June 30, 1998, respectively               140               133
              Class B - 20,000,000 shares authorized; 6,206,631
                and 6,463,244 shares issued and outstanding at
                December 31, 1998 and June 30, 1998, respectively                62                65
         Paid-in capital                                                    262,394           258,462
         Retained earnings                                                   38,768            28,674
                                                                           --------          --------
                  Total stockholders' equity                                301,364           287,334
                                                                           --------          --------
                  Total liabilities and stockholders' equity               $679,789          $623,790
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

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           DECEMBER 31,                        DECEMBER 31,
                                                  --------------------------          --------------------------
                                                    1998              1997              1998             1997
                                                  --------------------------          --------------------------
Revenues                                          $178,030          $114,508          $350,876          $218,219
Cost of revenues                                   132,630            85,469           261,620           162,954
                                                  --------------------------          --------------------------
Gross profit                                        45,400            29,039            89,256            55,265
Selling, general and administrative
expenses                                            31,806            21,229            62,850            40,582
                                                  --------------------------          --------------------------
Operating income                                    13,594             7,810            26,406            14,683
Interest expense, net                                4,302               754             8,779             1,255
                                                  --------------------------          --------------------------
Income before income taxes                           9,292             7,056            17,627            13,428
Income tax expense                                   3,949             3,034             7,533             5,774
                                                  --------------------------          --------------------------
Net income                                        $  5,343          $  4,022          $ 10,094          $  7,654
                                                  ==========================          ==========================

Net income per share - basic                      $   0.27          $   0.21          $   0.50          $   0.41
                                                  ==========================          ==========================
Net income per share - diluted                    $   0.26          $   0.21          $   0.50          $   0.41
                                                  ==========================          ==========================

Shares used in the computation - basic              20,162            18,900            20,138            18,639
Shares used in the computation - diluted            20,466            19,113            20,382            18,887












           See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            Six Months Ended
                                                                               December 31,
                                                                       ---------------------------
                                                                         1998               1997
                                                                       ---------------------------

OPERATING ACTIVITIES
Net income                                                             $ 10,094           $  7,654
Adjustments to reconcile net income to net cash used in
   operating activities:
         Depreciation and amortization                                   11,415              7,009
         Changes in assets and liabilities, net of effects of
            assets and liabilities acquired:
                  Accounts receivable, net                              (39,410)           (22,365)
                  Accrued expenses and other liabilities                  3,216             (1,053)
                  Other, net                                             (8,556)            (8,022)
                                                                       ---------------------------
Net cash used in operating activities                                   (23,241)           (16,777)
                                                                       ---------------------------


INVESTING ACTIVITIES
Purchases of businesses                                                    (425)           (11,607)
Capital expenditures for property and equipment, net                    (12,758)            (9,582)
Other                                                                    (5,569)            (4,785)
                                                                       ---------------------------
Net cash used in investing activities                                   (18,752)           (25,974)
                                                                       ---------------------------

FINANCING ACTIVITIES
Proceeds from convertible subordinated debentures, net                        -             97,250
Borrowings on line-of-credit                                             42,700             21,499
Payments on line-of-credit                                                    -            (31,784)
Repayment of long-term debt                                                (961)            (3,575)
Proceeds from issuance of long-term debt                                     73                213
Proceeds from exercise of  stock options                                    336                  -
                                                                       ---------------------------
Net cash provided by financing activities                                42,148             83,603
                                                                       ---------------------------

Net increase in cash and cash equivalents                                   155             40,852
Cash and cash equivalents at beginning of period                         21,186              8,160
                                                                       ---------------------------
Cash and cash equivalents at end of period                             $ 21,341           $ 49,012
                                                                       ===========================



           See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1998 (File No. 000-27602).

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

    The debentures are obligations of the Company. The operations of the Company are currently conducted principally through subsidiaries, which are separate and distinct legal entities. Each of the Company's wholly- owned subsidiaries has unconditionally guaranteed, jointly and severally, the Company's payment obligations under the debentures. Accordingly, summarized financial information regarding the guarantor subsidiaries has not been presented because management of the Company believes that such information would not be meaningful to investors.

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

    The Company has adopted a formal plan of restructuring that will combine pharmacies in close geographical proximity in order to improve operating efficiencies. As a result of the plan, 17 pharmacy sites will be consolidated into either new or existing locations and an estimated total of 149 employees will be terminated. As of December 31, 1998, nine site consolidations were completed, with the remainder expected to be completed by the end of fiscal 1999.

Details of the nonrecurring charge are as follows:


                                                        Nonrecurring                  Reserve                 Reserve
     Description                     Cash/Non-cash         Charge        Activity   At 6/30/98   Activity   At 12/31/98
     -----------                     -------------     --------------    --------   ----------   --------   -----------
                                                        (In millions)
Site Consolidations
     Severance packages                  Cash              $   .5          $ -           $ .5        $(.1)        $ .4
     Lease terminations                  Cash                  .7            --            .7         (.2)          .5
     Asset impairments                   Non-cash             3.5          (3.5)           --          --           --
     Other                               Cash                  .6           (.4)           .2          --           .2

Buyout of employment agreements          Cash                  .9           (.2)           .7         (.5)          .2

Write-off financing fees                 Non-cash             1.3          (1.3)           --          --           --

Other
     Cash                                                     1.0           (.8)           .2         (.1)          .1
     Non-cash                                                  .4           (.4)           --          --           --
                                                           ------         -----          ----         ---         ----

Total                                                      $  8.9         $(6.6)         $2.3        $(.9)        $1.4
                                                           ======         =====          ====         ===         ====


 4. Significant acquisitions completed by the Company during fiscal 1998 include Cheshire LTC Pharmacy, Inc. in Cheshire, Connecticut, PharmaSource Healthcare, Inc. in Norcross, Georgia, Marco & Company, LLC in Billings, Montana, MedStar Pharmacy, Inc. in Benson, North Carolina, Greenwood Pharmacy and Managed Pharmacy Services, affiliates of Eckerd Corporation based in Sharon, Pennsylvania, Medical Pharmacy in Bakersfield, California, Robcin Enterprises, Inc. in Independence, Missouri, Apple Institutional Services in Salisbury, Maryland and the institutional pharmacy assets of Walgreen Co., an Illinois corporation. The aggregate purchase price for all businesses acquired during fiscal 1998 was $188,854,000 consisting of $171,083,000 in cash, $959,000 of debt and $16,812,000 of Class A and Class
    B Common Stock of the Company.

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

    Unaudited pro forma data, as though the Company had purchased each of these businesses as of July 1, 1997, are set forth below:


                                              Six Months            Six Months
                                                Ended                 Ended
                                          December 31, 1998      December 31, 1997
                                          -----------------      -----------------
                                       (In thousands, except per share information)

         Revenues                           $  350,968              $ 292,692
         Net income                         $   10,100              $   7,220
         Net income per share - basic       $     0.50              $    0.37
         Net income per share - diluted     $     0.49              $    0.36

    The pro forma information does not intend to be indicative of operating results that would have occurred had the acquisitions been made at the beginning of the respective periods or of results that may occur in the future. The primary pro forma adjustments reflect amortization of goodwill acquired and interest costs. The pro forma information does not give effect to any potential synergies anticipated by the Company as a result of the acquisitions such as improvements in gross margin attributable to the Company's purchasing leverage and increased operating efficiencies.

 5. The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS No. 128. The following table sets forth the computation of basic and diluted earnings per share:



                                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            DECEMBER 31,                   DECEMBER 31,
                                                                      ------------------------        ----------------------
                                                                        1998          1997             1998          1997
                                                                      ------------------------        ----------------------
         Numerator:
           Numerator for basic earnings per share - net income        $   5,343        $ 4,022        $10,094        $ 7,654

           Effect of dilutive securities:
              Convertible debentures                                          -              -              -              -
                                                                      ------------------------        ----------------------

              Numerator for diluted earnings per share                $   5,343        $ 4,022        $10,094        $ 7,654

                                                                      ========================        ======================

         Denominator:
            Denominator for basic earnings per share -
              weighted average common shares                             20,162         18,900         20,138         18,639

                                                                      ------------------------        ----------------------
            Effect of dilutive securities:
               Stock options                                                304            213            244            248
               Convertible debentures                                         -              -              -              -
                                                                      ------------------------        ----------------------
            Dilutive potential common shares                                304            213            244            248
                                                                      ------------------------        ----------------------

            Denominator for diluted earnings per share                   20,466         19,113         20,382         18,887
                                                                      ========================        ======================


         Basic earnings per share                                     $    0.27        $  0.21        $  0.50        $  0.41
                                                                      ========================        ======================
         Diluted earnings per share                                   $    0.26        $  0.21        $  0.50        $  0.41
                                                                      ========================        ======================




    The Company has $100,000,000 of convertible subordinated debentures outstanding at December 31, 1998 that are convertible into 3,058,000 shares of Class A Common Stock that were not included in the computation of diluted earnings per share as their effect would be antidilutive. The Company had $102,753,000 of convertible subordinated debentures outstanding at December 31, 1997 that were convertible into 3,332,000 shares of Class A Common Stock that were not included in the computation of diluted earnings per share as their effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Revenues for the three months ended December 31, 1998 increased 55.5% to $178,030,000 from $114,508,000 recorded in the comparable period in fiscal 1998. Revenues for the six months ended December 31, 1998 increased 60.8% to $350,876,000 from $218,219,000 recorded in the comparable period in fiscal 1998.

The increase in quarter and year to date revenues during fiscal 1999 over the comparable prior year period is primarily attributed to two factors: the Company's acquisition program and internal growth. Of the $132,657,000 increase for the six months ended December 31, 1998, $84,891,000 of the increase is attributable to a full period of operations for fiscal 1998 acquisitions. These fiscal 1998 acquisitions include Cheshire LTC Pharmacy, Inc. in August 1997, PharmaSource Healthcare, Inc. in September 1997, Marco & Company, LLC in December 1997, MedStar Pharmacy, Inc. in January 1998, Medical Pharmacy, Robcin Enterprises, Inc. and Greenwood Pharmacy and Managed Pharmacy Services, affiliates of Eckerd Corporation in February 1998, Apple Institutional Services in March 1998 and the institutional pharmacy assets of Walgreens Co. in June 1998. Internal growth accounted for $47,766,000 of the increase as the Company's existing operations continued to grow through marketing efforts to new and existing clients, increased drug utilization of long-term care facility residents and the growth and integration of new and existing products and services. The total number of beds serviced by the Company as of December 31, 1998 increased 48% to 253,000 beds, from 171,000 beds at December 31, 1997.

Of the $63,522,000 increase in revenues for the three months ended December 31, 1998, $39,648,000 was due to the fiscal 1998 acquisitions noted above and internal growth accounted for $23,874,000 of the increase.

Cost of revenues for the three months ended December 31, 1998 increased 55.2% to $132,630,000 from $85,469,000 recorded in the comparable period in fiscal 1998. For the six months ended December 31, 1998, cost of revenues increased 60.5% to $261,620,000 from $162,954,000 recorded in the comparable period in fiscal 1998. Cost of revenues as a percentage of revenues for the three and six month periods ended December 31, 1998 was 74.5% and 74.6%, respectively, compared to 74.6% and 74.7% for the comparable periods during the prior fiscal year.

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

Selling, general and administrative expenses for the three months ended December 31, 1998 increased 49.8% to $31,806,000, from $21,229,000 recorded in the comparable period in fiscal 1998. For the six months ended December 31, 1998, selling, general and administrative expenses increased 54.9% to $62,850,000 from $40,582,000 recorded in the comparable period in fiscal 1998. Selling, general and administrative expenses as a percentage of revenues was 17.9% for both the three and six month periods ended December 31, 1998, compared to 18.5% and 18.6% during the comparable periods in fiscal 1998. The percentage decrease for the three and six month periods ended December 31, 1998 is a result of creating operational efficiencies with acquisitions and the ability to leverage overhead expenses over a larger revenue base. At the time of acquisition, the selling, general and administrative expenses of the acquired companies are typically higher than the Company as a whole. The Company has been able to create operational efficiencies with acquisitions as selling, general and administrative expenses as a percentage of revenues have decreased eight quarters in a row. The increase in selling, general, and administrative expenses in absolute dollars is mainly attributable to expenses associated with the operations of businesses acquired during the prior fiscal year.

The Company had net interest expense of $4,302,000 and $8,779,000 for the three and six month periods ended December 31, 1998, compared to net interest expense of $754,000 and $1,255,000 during the comparable periods in fiscal 1998. The increase is primarily attributable to increased borrowing on the Company's revolving credit facility during fiscal 1998 and 1999 and a full six months of interest expense during the six months ended December 31, 1998 on $100,000,000 of convertible subordinated debentures issued by the Company in August 1997. The additional funds were primarily used for acquisitions.

During the fourth quarter of fiscal 1998, the Company recorded a nonrecurring charge of $8,900,000 primarily related to: 1) the Company adopting a formal plan of restructuring to consolidate certain pharmacy sites in similar geographies;
2) the buyout of existing employment agreements with the prior owners of certain acquired businesses; 3) the write-off of certain financing fees; and 4) additional acquisition related expenses.

The Company adopted a formal plan of restructuring that will combine pharmacies in close geographical proximity in order to improve operating efficiencies. As a result of the plan, 17 pharmacy sites will be consolidated into either new or existing locations and an estimated total of 149 employees will be terminated as a result of the plan. As of December 31, 1998, nine site consolidations were completed with the remainder expected to be completed by the end of fiscal 1999.

Details of the nonrecurring charge are as follows:

                                                    Nonrecurring            Reserve               Reserve
     Description                      Cash/Non-cash    Charge    Activity At 6/30/98 Activity   At 12/31/98
     -----------                      -------------    ------    -------- ---------- --------   -----------
                                                   (In millions)
Site Consolidations
     Severance packages               Cash              $ .5      $  --    $ .5    $ (.1)        $ .4
     Lease terminations               Cash                .7         --      .7      (.2)          .5
     Asset impairments                Non-cash           3.5       (3.5)     --       --          --
     Other                            Cash                .6        (.4)     .2       --          .2

Buyout of employment agreements       Cash                .9        (.2)     .7     (.5)          .2

Write-off financing fees              Non-cash           1.3       (1.3)     --       --          --

Other
     Cash                                                1.0        (.8)     .2     (.1)          .1
     Non-cash                                             .4        (.4)     --       --          --
                                                        ----      -----    ----     ----        ----

Total                                                   $8.9      $(6.6)   $2.3    $(.9)        $1.4
                                                        ====      =====    ====     ====        ====


Liquidity and Capital Resources

Net cash used in operating activities was $23,241,000 for the six months ended December 31, 1998, as compared to $16,777,000 during the comparable period in fiscal 1998. The increase in net cash used in operating activities was primarily due to an increase in accounts receivable. The increase in accounts receivable from June 30, 1998 is mainly attributable to a 16.2% increase in sales during the three months ended December 31, 1998, as compared to the three months ended June 30, 1998.

Net cash used in investing activities decreased to $18,752,000 during the six months ended December 31, 1998, as compared to $25,974,000 during the comparable period in fiscal 1998. The decrease is primarily the result of a decrease in cash used for acquisitions, partially offset by an increase in capital expenditures. Significant capital expenditures during the six months ended December 31, 1998 included computer and information systems equipment, computer software, furniture and fixtures, leasehold improvements, medication carts and delivery vehicles. The Company continues to invest in converting all sites to a common operating system.

Net cash provided by financing activities decreased to $42,148,000 during the six months ended December 31, 1998, from $83,603,000 during the comparable period in fiscal 1998. The decrease is a result of the Company completing a $100,000,000 convertible subordinated debenture offering during August 1997.

In August 1997, the Company issued $100 million of convertible subordinated debentures due 2004. The debentures carry an interest rate of 5 3/4%. The debentures are obligations of the Company. The operations of the Company are currently conducted principally through subsidiaries, which are separate and distinct legal entities. The Company's ability to make payments of principal and interest on the debentures will depend on its ability to receive distributions of cash from its subsidiaries. Each of the Company's wholly-owned subsidiaries has guaranteed the Company's payment obligations under the debentures, so long as such subsidiary is a member of an affiliated group (within the meaning of Section 279(g) of the Internal Revenue Code of 1986, as amended) that includes the Company. The satisfaction by the Company's subsidiaries of their contractual guarantees, as well as the payment of dividends and certain loans and advances to the Company by such subsidiaries, may be subject to certain statutory or contractual restrictions, are contingent upon the earnings of such subsidiaries and are subject to various business considerations.

The Company expects to meet future financing needs principally through the use of its revolving credit facility. In June 1998, the Company entered into a four year, $150,000,000 revolving credit facility (the "Credit Facility") with a bank, which replaced the existing $135,000,000 revolving credit facility. Under the Credit Facility, the Company also has available a $10,000,000 swing line revolving facility. In June 1998, the Company entered into a $50,000,000 bridge facility agreement (the "Bridge Facility") due December 31, 1998. Effective July 13, 1998, the Credit Facility was amended increasing the total commitment from $150,000,000 to $245,000,000 and was syndicated to a consortium of 11 banks. Also effective July 13, 1998, the Bridge Facility was paid with funds under the Credit Facility and was terminated. The Credit Facility bears interest at a variable rate based upon the Eurodollar rate plus a spread of 37.5 to 162.5 basis points, dependent upon the Company's Interest Coverage Ratio. The Credit Facility contains certain debt covenants including Interest Coverage Ratio and minimum consolidated net worth. As of December 31, 1998, the Company had $190,500,000 outstanding under the Credit Facility. The Company believes that its cash and available sources of capital, including funds available under the Credit Facility, are sufficient to meet its normal operating requirements.

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

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." This SOP requires that start-up and organization costs be expensed as incurred, and that such previously capitalized costs be written-off as a cumulative effect of change in accounting principle upon adoption. The SOP is effective for fiscal years beginning after December 15, 1998 or the Company's fiscal year ended June 30, 2000. The Company plans to adopt this SOP in the first quarter of fiscal 2000 and will continue to capitalize and amortize start-up costs and organization costs during fiscal 1999. The Company currently estimates the adoption of the SOP will result in a charge of approximately $6,000,000, net of tax, which will be recorded as a cumulative effect of change in accounting principle.


Year 2000 Readiness Disclosure

Computer systems in use after the beginning of the year 2000 will need to accept four-digit entries in the date code field in order to distinguish 21st century dates from 20th century dates. Consequently, many companies face significant uncertainties because of the need to upgrade or replace their currently installed computer systems to comply with such "Year 2000" requirements. Various systems could be affected ranging from complex information technology ("IT") computer systems to non-IT devices, such as an individual machine's programmable logic controller.

The Company has reviewed all significant current and planned internal IT systems and believes these systems are Year 2000 compliant. However, there can be no assurance that coding errors or other defects will not be discovered in the future. The Company is currently in the process of reviewing and assessing all non-IT devices for Year 2000 compliance. The Company expects to complete this review and assessment process by June 30, 1999. Testing of devices and resolution of noncompliance issues, if any, is expected to be completed by September 30, 1999.

The Company is currently determining the extent to which it may be impacted by any third parties' failure to remediate their own Year 2000 issues. The Company is assessing and reviewing relationships with all significant customers, suppliers, payors and other third parties to determine the extent, if any, to which the Company's interface systems could be impacted by those third-parties' failure to remediate their own Year 2000 issues. The Company expects to complete this review and assessment by June 30, 1999. At this stage of the review no assurance can be given that the failure by one or more third parties to become Year 2000 compliant will not have a material adverse impact on its operations.

The Company intends to develop contingency plans for significant third parties' determined to be at high risk of noncompliance or business disruption before September 30, 1999. The contingency plans will be developed on a case-by-case basis. Judgments regarding contingency plans are themselves subject to many variables and uncertainties. There can be no assurance that the Company will correctly anticipate the level, impact or duration of noncompliance by third parties, or that its contingency plan will be sufficient to mitigate the impact.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company's operations could be interrupted. If the federal and state healthcare reimbursement agencies or their intermediaries fail to implement Year 2000 compliant technologies before December 31, 1999, a significant cash flow problem may result. These agencies and intermediaries have Year 2000 plans in place and we continue to monitor the status of these projects. All of these government agencies have stated that interim procedures would be implemented if their Year 2000 solutions are not in place by January 1, 2000. In addition, disruptions in the economy in general resulting from Year 2000 issues could also adversely impact the Company.

The majority of costs related to Year 2000 readiness issues will be expensed as incurred and are expected to be funded through operating cash flows. Through the second quarter of fiscal 1999 costs related to the Year 2000 issue have been immaterial to the financial results of the Company. Future costs related to Year 2000 issues are also expected to be immaterial to the financial results of the Company. Estimates of costs are based on currently available information and developments may occur that could increase the costs related to Year 2000 issues.


Disclosure Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, including, but not limited to, those regarding the Company's financial position, business strategy, acquisition strategy, Year 2000 readiness disclosure and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations include the availability and cost of attractive acquisition candidates, continuation of various trends in the long-term care market (including the trend toward consolidation), competition among providers of long-term care pharmacy services, the availability of capital for acquisitions and capital requirements, changes in regulatory requirements, reform of the health care delivery system, disruption to the operations of the Company resulting from Year 2000 issues and other factors.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company has managed its interest rate risk by balancing its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company has a balance of $190,500,000 on its revolving credit facility at December 31, 1998 which is subject to a variable rate of interest based on the Eurodollar rate. Assuming borrowings at December 31, 1998, a one-hundred basis point change in interest rates would impact net interest expense by approximately $1,900,000 per year.

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following information is furnished as to all equity securities of the Company sold during the second fiscal quarter that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

(a) On October 19, 1998, the Company issued 87,391 shares of its Class A Common Stock to sixteen stockholders in connection with the acquisition of certain assets of PharmaSource Healthcare, Inc. Exemption from registration is claimed under Section 4(2) of the Securities Act.
(b) On November 10, 1998, the Company issued 23,600 shares of its Class B Common Stock to one stockholder upon the exercise of options at $6.19 per share. Exemption from registration is claimed under Section 3(b) and Rule 701 of the Securities Act.
(c) On December 1, 1998, the Company issued 46,092 shares of its Class B Common Stock to one stockholder upon the exercise of options at $4.09 per share. Exemption from registration is claimed under Section 3(b) and Rule 701 of the Securities Act.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of stockholders of the Company held on November 23, 1998 (the "Annual Meeting"), the stockholders voted to elect Jon H. Outcalt and Richard L. Osborne each to an additional three-year term as a Director of the Company. Votes were cast as follows:

               VOTES           JON H. OUTCALT          RICHARD L.OSBORNE
               -----           --------------          -----------------
                For              68,098,805               68,118,855
              Withheld            249,750                   229,700

In addition, stockholders voted in favor of a proposal to approve and adopt the NCS HealthCare, Inc. 1998 Performance Plan (the "1998 Plan") at the Annual Meeting. The number of votes cast for, against and abstentions with respect to the 1998 Plan are set forth below:

                FOR                AGAINST                  ABSTAIN
                ---                -------                  -------
             61,106,043           5,376,937                 26,888

For a description of the bases used in tabulating the above-referenced votes, see the Company's definitive proxy statement used in connection with the Annual Meeting.

The term of office of the following Directors of the Company continued after the Annual Meeting: A. Malachi Mixon III, Boake A. Sells, Kevin B. Shaw, and Phyllis
K. Wilson.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Numbers           Exhibit
                  -------           -------

                   *10.1   The NCS HealthCare, Inc. 1998 Performance Plan (A)

                    15     Independent Accountants' Review Report

                    15.2   Independent Accountants' Acknowledgment Letter

                    27     Financial Data Schedule

                    *  Management compensatory plan.
                  (A) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 (Reg. No. 333-70741).

         (b)      Reports on Form 8-K:


                  No reports on Form 8-K were filed during the three months ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NCS HealthCare, Inc.
                                          (Registrant)

Date:    February 16, 1999      By  /s/ Kevin B. Shaw
                                   --------------------------------
                                   Kevin B. Shaw
                                   President, Chief Executive Officer and
                                   Director (Principal Executive Officer)


Date:    February 16, 1999      By  /s/ Gerald D. Stethem
                                   --------------------------------
                                   Gerald D. Stethem
                                   Chief Financial Officer
                                   (Principal Financial and
                                     Accounting Officer)