Form 10-Q
period 1999-03-31
NCS HEALTHCARE INC
filed 1999-05-17
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999

Commission File Number-   0-27602
                          -------

                              NCS HealthCare, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        No. 34-1816187
-------------------------------                         ----------------------
(State or other jurisdiction of                             (IRS employer
 incorporation or organization)                         identification number)

3201 Enterprise Parkway, Suite 220, Beachwood, Ohio 44122
---------------------------------------------------------
  (Address of principal executive offices and zip code)

                     (216) 378-6800
---------------------------------------------------------
  (Registrant's telephone number, including area code)


* Indicate by check whether the registrant:

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

Class A Common Stock, $ .01 par value -- 14,140,595 shares as of May 12, 1999

Class B Common Stock, $ .01 par value -- 6,135,737 shares as of May 12, 1999

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                           ----
Part I.  Financial Information:

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
             March 31, 1999 and June 30, 1998                                3

         Condensed Consolidated Statements of Income-
             Three and nine months ended-
             March 31, 1999 and 1998                                         4

         Condensed Consolidated Statements of Cash Flows-
             Nine months ended-
             March 31, 1999 and 1998                                         5

Notes to Condensed Consolidated Financial Statements - March 31, 1999        6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                       9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         13

Part II. Other Information:

Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  NCS HEALTHCARE, INC.
                                    AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                 (Unaudited)   (Note A)
                                                                  March 31,    June 30,
ASSETS                                                              1999         1998
                                                                  --------     --------
Current Assets:
Cash and cash equivalents                                         $ 24,014     $ 21,186
Accounts receivable, less allowances                               193,805      142,325
Inventories                                                         50,609       43,784
Other                                                               17,241       14,224
                                                                  --------     --------
                   Total current assets                            285,669      221,519

Property and equipment, at cost
          net of accumulated depreciation and amortization          56,392       43,593
Goodwill, less accumulated amortization                            338,914      340,209
Other assets                                                        24,823       18,469
                                                                  --------     --------
                   Total assets                                   $705,798     $623,790
                                                                  ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
          Accounts payable                                        $ 31,199     $ 34,131
          Accrued expenses and other liabilities                    42,257       38,026
                                                                  --------     --------
                   Total current liabilities                        73,456       72,157

Line of credit                                                     212,700      147,800
Long-term debt, excluding current portion                            2,514        3,879
Convertible subordinated debentures                                100,000      102,753
Other                                                                9,767        9,867


Stockholders' Equity:
          Preferred stock, par value $ .01 per share,
              1,000,000 shares authorized; none issued                --           --
          Common stock, par value $ .01 per share:
              Class A - 50,000,000 shares authorized;
                14,126,176 and 13,334,639 shares issued and
                outstanding at March 31, 1999 and June 30,
                1998, respectively                                     141          133
              Class B - 20,000,000 shares authorized;
                6,135,787 and 6,463,244 shares issued and
                outstanding at March 31, 1999 and June 30,
                1998, respectively                                      61           65

          Paid-in capital                                          262,517      258,462
          Retained earnings                                         44,642       28,674
                                                                  --------     --------
                   Total stockholders' equity                      307,361      287,334
                                                                  --------     --------
                   Total liabilities and stockholders' equity     $705,798     $623,790
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

                                      NCS HEALTHCARE, INC.
                                        AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)
                          (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        MARCH 31,                 MARCH 31,
                                                 ---------------------     ---------------------
                                                   1999         1998         1999         1998
                                                 ---------------------     ---------------------
Revenues                                         $184,611     $137,669     $535,487     $355,888
Cost of revenues                                  137,167      102,812      398,787      265,766
                                                 ---------------------     ---------------------
Gross profit                                       47,444       34,857      136,700       90,122
Selling, general and administrative expenses       32,815       25,390       95,665       65,972
                                                 ---------------------     ---------------------
Operating income                                   14,629        9,467       41,035       24,150
Interest expense, net                               4,588        1,808       13,367        3,063
                                                 ---------------------     ---------------------
Income before income taxes                         10,041        7,659       27,668       21,087
Income tax expense                                  4,167        3,294       11,700        9,068
                                                 ---------------------     ---------------------
Net income                                       $  5,874     $  4,365     $ 15,968     $ 12,019
                                                 =====================     =====================

Net income per share - basic                     $   0.29     $   0.22     $   0.79     $   0.64
                                                 =====================     =====================
Net income per share - diluted                   $   0.29     $   0.22     $   0.79     $   0.63
                                                 =====================     =====================

Shares used in the computation - basic             20,252       19,486       20,176       18,903
Shares used in the computation - diluted           23,410       19,757       20,338       19,219

            See notes to condensed consolidated financial statements.

                                  NCS HEALTHCARE, INC.
                                    AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                     (IN THOUSANDS)

                                                                    Nine Months Ended
                                                                        March 31,
                                                                -----------------------
                                                                   1999          1998
                                                                -----------------------
OPERATING ACTIVITIES
Net income                                                      $ 15,968      $  12,019
Adjustments to reconcile net income to net cash used in
 operating activities:
          Depreciation and amortization                           17,505         11,708
          Changes in assets and liabilities, net of effects
           of assets and liabilities acquired:
                   Accounts receivable, net                      (52,372)       (31,053)
                   Accrued expenses and other liabilities          1,215          7,539
                   Other, net                                     (9,756)       (16,972)
                                                                -----------------------
Net cash used in operating activities                            (27,440)       (16,759)
                                                                -----------------------

INVESTING ACTIVITIES
Purchases of businesses                                           (1,204)      (108,116)
Capital expenditures for property and equipment, net             (21,128)       (14,953)
Other                                                            (11,390)        (5,933)
                                                                -----------------------
Net cash used in investing activities                            (33,722)      (129,002)
                                                                -----------------------

FINANCING ACTIVITIES
Proceeds from convertible subordinated debentures, net              --           97,250
Borrowings on line-of-credit                                      93,575         99,499
Payments on line-of-credit                                       (28,675)       (31,784)
Repayment of long-term debt                                       (1,418)        (3,763)
Proceeds from issuance of long-term debt                             137            178
Proceeds from exercise of  stock options                             371           --
                                                                -----------------------
Net cash provided by financing activities                         63,990        161,380
                                                                -----------------------

Net increase in cash and cash equivalents                          2,828         15,619
Cash and cash equivalents at beginning of period                  21,186          8,160
                                                                -----------------------
Cash and cash equivalents at end of period                      $ 24,014      $  23,779
                                                                =======================

            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1998.

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

    The Company has adopted a formal plan of restructuring that will combine pharmacies in close geographical proximity in order to improve operating efficiencies. As a result of the plan, 17 pharmacy sites will be consolidated into either new or existing locations and an estimated total of 149 employees will be terminated. As of March 31, 1999, 13 site consolidations were completed, with the remainder expected to be completed by the end of fiscal 1999.

Details of the nonrecurring charge, related activity and reserve balance are as follows:

                                                Nonrecurring              Reserve                Reserve
         Description            Cash/Non-cash      Charge     Activity   At 6/30/98  Activity   At 3/31/99
         -----------            -------------   ------------  --------   ----------  --------   ----------
                                                    (In millions)
Site Consolidations
     Severance packages            Cash             $ .5       $  --        $ .5     $ (.2)        $ .3
     Lease terminations            Cash               .7          --          .7       (.3)          .4
     Asset impairments             Non-cash          3.5        (3.5)         --        --           --
     Other                         Cash               .6         (.4)         .2        --           .2

Buyout of employment agreements    Cash               .9         (.2)         .7       (.6)          .1

Write-off financing fees           Non-cash          1.3        (1.3)         --        --           --

Other
     Cash                                            1.0         (.8)         .2       (.1)          .1
     Non-cash                                         .4         (.4)         --        --           --
                                                    ----       -----        ----     -----         ----

Total                                               $8.9       $(6.6)       $2.3     $(1.2)        $1.1
                                                    ====       =====        ====     =====         ====

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

    Unaudited pro forma data, as though the Company had purchased each of these businesses as of July 1, 1997, are set forth below:

                                                     Nine Months          Nine Months
                                                        Ended               Ended
                                                    March 31, 1999      March 31, 1998
                                                    --------------      --------------
                                              (In thousands, except per share information)
          Revenues                                     $537,099            $450,380
          Net income                                   $ 16,069            $ 11,437
          Net income per share - basic                 $   0.79            $   0.59
          Net income per share - diluted               $   0.79            $   0.58

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

                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                      MARCH 31,                 MARCH 31,
                                                                -------------------       -------------------
                                                                  1999        1998          1999        1998
                                                                -------------------       -------------------
     Numerator:
       Numerator for basic earnings per share - net income      $ 5,874     $ 4,365       $15,968     $12,019
       Effect of dilutive securities:
          Convertible debentures
                                                                    819          --            --          --
                                                                -------------------       -------------------

          Numerator for diluted earnings per share              $ 6,693     $ 4,365       $15,968     $12,019
                                                                ===================       ===================

     Denominator:
        Denominator for basic earnings per share -
          Weighted average common shares                         20,252      19,486        20,176      18,903
                                                                -------------------       -------------------
        Effect of dilutive securities:
           Stock options                                             99         271           162         316
           Convertible debentures                                 3,059          --            --          --
                                                                -------------------       -------------------
        Dilutive potential common shares                          3,158         271           162         316
                                                                ===================       ===================

        Denominator for diluted earnings per share               23,410      19,757        20,338      19,219
                                                                ===================       ===================


     Basic earnings per share                                   $  0.29     $  0.22       $  0.79     $  0.64
                                                                ===================       ===================
     Diluted earnings per share                                 $  0.29     $  0.22       $  0.79     $  0.63
                                                                ===================       ===================

    The Company had $100,000,0000 and $102,753,000 of convertible subordinated debentures outstanding at March 31, 1999 and 1998, respectively, that were convertible into 3,058,000 and 3,332,000 shares, respectively, of Class A Common Stock that were not included in the computation of diluted earnings per share as their effect would be antidilutive for all periods presented except for the three months ended March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Revenues for the three months ended March 31, 1999 increased 34.1% to $184,611,000 from $137,669,000 recorded in the comparable period in fiscal 1998. Revenues for the nine months ended March 31, 1999 increased 50.5% to $535,487,000 from $355,888,000 recorded in the comparable period in fiscal 1998.

The increase in quarter and year to date revenues during fiscal 1999 over the comparable prior year period is primarily attributed to two factors: the Company's acquisition program and internal growth. Of the $179,599,000 increase for the nine months ended March 31, 1999, $107,752,000 of the increase is attributable to a full period of operations for fiscal 1998 acquisitions. These fiscal 1998 acquisitions include Cheshire LTC Pharmacy, Inc. in August 1997, PharmaSource Healthcare, Inc. in September 1997, Marco & Company, LLC in December 1997, MedStar Pharmacy, Inc. in January 1998, Medical Pharmacy, Robcin Enterprises, Inc. and Greenwood Pharmacy and Managed Pharmacy Services, affiliates of Eckerd Corporation in February 1998, Apple Institutional Services in March 1998 and the institutional pharmacy assets of Walgreens Co. in June 1998. Internal growth accounted for $71,847,000 of the increase as the Company's existing operations continued to grow through marketing efforts to new and existing clients, increased drug utilization of long-term care facility residents and the growth and integration of new and existing products and services. The total number of beds serviced by the Company as of March 31, 1999 increased 16% to 258,000 beds, from 223,000 beds at March 31, 1998.

Of the $46,942,000 increase in revenues for the three months ended March 31, 1999, $22,830,000 was due to the fiscal 1998 acquisitions noted above and internal growth accounted for $24,112,000 of the increase.

Cost of revenues for the three months ended March 31, 1999 increased 33.4% to $137,167,000 from $102,812,000 recorded in the comparable period in fiscal 1998. For the nine months ended March 31, 1999, cost of revenues increased 50.1% to $398,787,000 from $265,766,000 recorded in the comparable period in fiscal 1998. Cost of revenues as a percentage of revenues for the three and nine month periods ended March 31, 1999 was 74.3% and 74.5%, respectively, compared to 74.7% and 74.7% for the comparable periods during the prior fiscal year.

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

Selling, general and administrative expenses for the three months ended March 31, 1999 increased 29.2% to $32,815,000, from $25,390,000 recorded in the comparable period in fiscal 1998. For the nine months ended March 31, 1999, selling, general and administrative expenses increased 45.0% to $95,665,000 from $65,972,000 recorded in the comparable period in fiscal 1998. Selling, general and administrative expenses as a percentage of revenues was 17.8% and 17.9% for the three and nine month periods ended March 31, 1999, respectively, compared to 18.4% and 18.5% during the comparable periods in fiscal 1998. The percentage decrease for the three and nine month periods ended March 31, 1999 is a result of creating operational efficiencies with acquisitions and the ability to leverage overhead expenses over a larger revenue base. At the time of acquisition, the selling, general and administrative expenses of the acquired companies are typically higher than the Company as a whole. The Company has been able to create operational efficiencies with acquisitions as selling, general and administrative expenses as a percentage of revenues have decreased nine quarters in a row. The increase in selling, general, and administrative expenses in absolute dollars is mainly attributable to expenses associated with the operations of businesses acquired during the prior fiscal year and the cost of upgrading information systems as the Company converts all sites to a common operating system.

The Company had net interest expense of $4,588,000 and $13,367,000 for the three and nine month periods ended March 31, 1999, compared to net interest expense of $1,808,000 and $3,063,000 during the comparable periods in fiscal 1998. The increase is primarily attributable to increased borrowing on the Company's revolving credit facility during fiscal 1998 and 1999 and a full nine months of interest expense during the nine months ended March 31, 1999 on $100,000,000 of convertible subordinated debentures issued by the Company in August 1997. The additional funds were primarily used for acquisitions.

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

The Company adopted a formal plan of restructuring that will combine pharmacies in close geographical proximity in order to improve operating efficiencies. As a result of the plan, 17 pharmacy sites will be consolidated into either new or existing locations and an estimated total of 149 employees will be terminated as a result of the plan. As of March 31, 1999, 13 site consolidations were completed with the remainder expected to be completed by the end of fiscal 1999.

Details of the nonrecurring charge, related activity and reserve balance are as follows:

                                                Nonrecurring              Reserve                Reserve
         Description            Cash/Non-cash      Charge     Activity   At 6/30/98  Activity   At 3/31/99
         -----------            -------------   ------------  --------   ----------  --------   ----------
                                                    (In millions)
Site Consolidations
     Severance packages            Cash             $ .5       $  --        $ .5     $ (.2)        $ .3
     Lease terminations            Cash               .7          --          .7       (.3)          .4
     Asset impairments             Non-cash          3.5        (3.5)         --        --           --
     Other                         Cash               .6         (.4)         .2        --           .2

Buyout of employment agreements    Cash               .9         (.2)         .7       (.6)          .1

Write-off financing fees           Non-cash          1.3        (1.3)         --        --           --

Other
     Cash                                            1.0         (.8)         .2       (.1)          .1
     Non-cash                                         .4         (.4)         --        --           --
                                                    ----       -----        ----     -----         ----

Total                                               $8.9       $(6.6)       $2.3     $(1.2)        $1.1
                                                    ====       =====        ====     =====         ====

Liquidity and Capital Resources

Net cash used in operating activities was $27,440,000 for the nine months ended March 31, 1999, as compared to $16,759,000 during the comparable period in fiscal 1998. The increase in net cash used in operating activities was primarily due to an increase in accounts receivable. The increase in accounts receivable from June 30, 1998 is mainly attributable to a 20.5% increase in sales during the three months ended March 31, 1999, as compared to the three months ended June 30, 1998.

Net cash used in investing activities decreased to $33,722,000 during the nine months ended March 31, 1999, as compared to $129,002,000 during the comparable period in fiscal 1998. The decrease is primarily the result of a decrease in cash used for acquisitions, partially offset by an increase in capital expenditures. Significant capital expenditures during the nine months ended March 31, 1999 included computer and information systems equipment, computer software, furniture and fixtures, leasehold improvements, medication carts and delivery vehicles. The Company continues to invest in converting all sites to a common operating system.

Net cash provided by financing activities decreased to $63,990,000 during the nine months ended March 31, 1999, from $161,380,000 during the comparable period in fiscal 1998. The decrease is a result of the Company completing a $100,000,000 convertible subordinated debenture offering during August 1997.

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

The Company expects to meet future financing needs principally through the use of its revolving credit facility. In June 1998, the Company entered into a four year, $150,000,000 revolving credit facility (the "Credit Facility") with a bank, which replaced the existing $135,000,000 revolving credit facility. Under the Credit Facility, the Company also has available a $10,000,000 swing line revolving facility. In June 1998, the Company entered into a $50,000,000 bridge facility agreement (the "Bridge Facility") due December 31, 1998. Effective July 13, 1998, the Credit Facility was amended to increase the total commitment from $150,000,000 to $245,000,000 and was syndicated to a consortium of 11 banks. Also effective July 13, 1998, the Bridge Facility was paid with funds under the Credit Facility and was terminated. The Credit Facility bears interest at a variable rate based upon the Eurodollar rate plus a spread of 37.5 to 162.5 basis points, dependent upon the Company's Interest Coverage Ratio. The Credit Facility contains certain debt covenants including Interest Coverage Ratio and minimum consolidated net worth as amended on March 3, 1999. As of March 31, 1999, the Company had $212,700,000 outstanding under the Credit Facility. The Company believes that its cash and available sources of capital, including funds available under the Credit Facility, are sufficient to meet its normal operating requirements.

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

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." This SOP requires that start-up and organization costs be expensed as incurred, and that such previously capitalized costs be written-off as a cumulative effect of change in accounting principle upon adoption. The SOP is effective for fiscal years beginning after December 15, 1998 or the Company's fiscal year ended June 30, 2000. The Company plans to adopt this SOP in the first quarter of fiscal 2000 and will continue to capitalize and amortize start-up costs and organization costs during fiscal 1999. The Company currently estimates the adoption of the SOP will result in a charge of approximately $7,500,000, net of tax, which will be recorded as a cumulative effect of change in accounting principle.

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

The Company has reviewed all significant current and planned internal IT systems and believes these systems are Year 2000 compliant. However, there can be no assurance that coding errors or other defects will not be discovered in the future. The Company is currently in the process of reviewing and assessing all significant non-IT devices for Year 2000 compliance. The Company expects to complete this review and assessment process by June 30, 1999. Testing of devices and resolution of noncompliance issues, if any, is expected to be completed by September 30, 1999.

The Company is currently determining the extent to which it may be impacted by any third parties' failure to remediate their own Year 2000 issues. The Company is assessing and reviewing relationships with all significant customers, suppliers, payors and other third parties to determine the extent, if any, to which the Company could be impacted by those third-parties' failure to remediate their own Year 2000 issues. The Company expects to complete this review and assessment by June 30, 1999. At this stage of the review no assurance can be given that the failure by one or more third parties to become Year 2000 compliant will not have a material adverse impact on its operations.

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

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company's operations could be interrupted. If the federal and state healthcare reimbursement agencies or their intermediaries fail to implement Year 2000 compliant technologies before December 31, 1999, a significant cash flow problem may result. These agencies and intermediaries have Year 2000 plans in place and we continue to monitor the status of these projects. All of these government agencies have stated that interim procedures would be implemented if their Year 2000 solutions are not in place by January 1, 2000. In addition, disruptions in the economy in general resulting from Year 2000 issues could also adversely impact the Company.

The majority of costs related to Year 2000 readiness issues will be expensed as incurred and are expected to be funded through operating cash flows. Through the third quarter of fiscal 1999 costs related to the Year 2000 issue have been immaterial to the financial results of the Company. Future costs related to Year 2000 issues are also expected to be immaterial to the financial results of the Company. Estimates of costs are based on currently available information and developments may occur that could increase the costs related to Year 2000 issues.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company has managed its interest rate risk by balancing its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company has a balance of $212,700,000 on its revolving credit facility at March 31, 1999, which is subject to a variable rate of interest based on the Eurodollar rate. Assuming borrowings at March 31, 1999, a one-hundred basis point change in interest rates would impact net interest expense by approximately $2,127,000 per year.

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits

                 Exhibit
                 Numbers                    Exhibit
                 -------                    -------
                   10.1 Amendment No. 2, dated March 3, 1999, to the Credit Agreement dated as of June 1, 1998, among the Company and the Lenders named therein, NBD Bank and National City Bank, as co-agents, and KeyBank National Association, as a Lender, the Swing Line Lender, the Letter of Credit issuer and as Administrative Agent.

                   15.1       Independent Accountants' Review Report

                   15.2       Independent Accountants' Acknowledgment Letter

                   27.1       Financial Data Schedule


        (b)      Reports on Form 8-K:


                 No reports on Form 8-K were filed during the three months ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NCS HealthCare, Inc.
                                        (Registrant)

Date:  May 17, 1999          By  /s/  Kevin B. Shaw
                                 -----------------------------------------------
                                 Kevin B. Shaw
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)

Date:  May 17, 1999          By  /s/  Gerald D. Stethem
                                 -----------------------------------------------
                                 Gerald D. Stethem
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)