Form 10-K
period 1999-06-30
NCS HEALTHCARE INC
filed 1999-09-28
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)
                ANNUAL REPORT PURSUANT TO SECTION NO 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   [X] FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          [ ] FOR THE TRANSITION PERIOD FROM _________________________
                             TO ___________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

      As of September 20, 1999, the registrant had 14,453,662 shares of Class A Common Stock, par value $.01 per share, and 5,899,673 shares of Class B Common Stock, par value $.01 per share, issued and outstanding. As of that date, the aggregate market value of these shares, which together constitute all of the voting stock of the registrant, held by non-affiliates was $37,416,868 (based upon the closing price of $2.50 per share of Class A Common Stock on the NASDAQ National Market on September 20, 1999). For purposes of this calculation, the registrant deems the 483,595 shares of Class A Common Stock and the 4,902,993 shares of Class B Common Stock held by all of its Directors and executive officers to be the shares of Class A Common Stock and Class B Common Stock held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held in 1999 are incorporated by reference into Part III of this Form 10-K.

      Except as otherwise stated, the information contained in this Form 10-K is as of June 30, 1999.

                              NCS HEALTHCARE, INC.
                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.           BUSINESS                                                                  1
ITEM 2.           PROPERTIES                                                               11
ITEM 3.           LEGAL PROCEEDINGS                                                        11
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      11
ITEM 4A.          EXECUTIVE OFFICERS OF THE COMPANY                                        11

                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS                                                      13
ITEM 6.           SELECTED FINANCIAL DATA                                                  14
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS                                                    15
ITEM 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               23
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                              23
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                                     45

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                          45
ITEM 11.          EXECUTIVE COMPENSATION                                                   45
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT           45
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                           45

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K         46


                                    PART I

ITEM 1. BUSINESS

GENERAL

      NCS HealthCare, Inc. (the "Company" or "NCS") is a leading independent provider of pharmacy services to long-term care institutions including skilled nursing facilities, assisted living facilities and other institutional health care settings. The Company purchases and dispenses prescription and non-prescription pharmaceuticals and provides client facilities with related management services, automated medical record keeping, drug therapy evaluation and regulatory assistance. The Company also provides a broad array of ancillary health care services to complement its core pharmacy services, including infusion therapy, physical, speech and occupational therapies, nutrition management, software services, mobile diagnostics and other services. The Company is considered to operate principally in one business segment.

      NCS entered the long-term care pharmacy services industry in 1986 with the acquisition of Modern Pharmacy Consultants, Inc. in Northeastern Ohio. Through June 30, 1999, the Company had completed a total of 49 acquisitions (other than fold-in acquisitions). There were no significant acquisitions during fiscal 1999. As a result of these acquisitions, the Company has expanded its geographic presence into 34 states serving approximately 262,000 residents.

      On February 14, 1996, the Company issued 4,476,000 shares of Class A Common Stock at $16.50 per share in connection with its initial public offering. A portion of the net proceeds from the stock issuance were used to repay approximately $27,000,000 of outstanding indebtedness under long and short-term borrowings. The remaining proceeds were used to fund business acquisitions.

      On October 4, 1996, the Company issued 4,235,000 shares of Class A Common Stock at $31.00 per share in connection with a public offering. A portion of the net proceeds were used to repay approximately $7,000,000 of outstanding indebtedness under short-term borrowings. The remaining proceeds were used to fund business acquisitions.

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

MARKET OVERVIEW

      Institutional pharmacies purchase, repackage and distribute pharmaceuticals to residents of long-term care facilities such as skilled nursing facilities, assisted living facilities and other institutional health care settings. Unlike hospitals, most long-term care facilities do not have on-site pharmacies but depend instead on outside sources to provide the necessary products and services. In response to a changing regulatory environment and other factors, the sophistication and breadth of services required by long-term care facilities have increased dramatically in recent years. Today, in addition to providing pharmaceuticals, institutional pharmacies provide consultant pharmacy services, which include monitoring the control, distribution and administration of drugs within the long-term care facility and assisting in compliance with applicable regulations, as well as therapeutic monitoring and drug utilization review services. With the average long-term care facility patient taking seven to nine medications per day, high quality, cost-efficient systems for dispensing and monitoring patient drug regimens are critical. Providing these services places the institutional pharmacy in a central role of influencing the effectiveness and cost of care.

      Based on data from industry sources, the Company estimates that the U.S. market for pharmacy services (including consulting services and related supplies) in long-term care and assisted living facilities will approximate $6.5 billion for 1999. The Company believes that the market is growing due primarily to three factors. First, the number of long-term care facility residents is rising as a result of demographic trends. According to the Administration on Aging, it is estimated that by the year 2000, over 35 million Americans, or one in eight, will be 65 years or older. By 2030, it is estimated that the number of Americans who will be 85 or older, the segment of the population that comprises the largest percentage of residents at long-term care facilities, will triple.

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

      The third factor is that hospitals are discharging patients earlier due to funding pressures and cost containment efforts. Therefore, an increasing number of patients are now receiving care outside of traditional hospitals in alternative settings such as long-term care facilities. More recently, the implementation of Medicare's Prospective Payment System (PPS) has hindered hospital discharges of Medicare A residents. However, the Company believes that this is a short-term situation and is not a lasting trend.

      In addition, the cost containment pressures in the hospital sector are also beginning to create opportunities for institutional pharmaceutical companies among rural hospitals as evidenced by an increasing trend towards outsourcing pharmaceutical services in this market. Based on data from industry sources, the Company estimates that the U.S. institutional pharmaceutical market for rural hospitals will approximate $4.0 billion for 1999.

      The institutional pharmacy market has undergone significant consolidation over the last few years. Prior to the 1970's, pharmacy needs of long-term care facilities were fulfilled by local retail pharmacies. Since then, the pharmacy and information needs of long-term care facilities have grown substantially and regulatory requirements and the reimbursement environment have become more complex. Institutional pharmacy companies, both independent and captive (those owned by an operator of long-term care facilities), have proven to be better positioned to meet these changing market demands. As a result, over the past 25 years the proportion of the market served by retail pharmacies has steadily declined, and institutional pharmacies have become the dominant providers of pharmacy services to the long-term care market.

      There are several factors that drove the consolidation among providers of long-term care pharmaceutical services. All of these factors relate to the advantages that large institutional providers have over retail and small institutional providers.

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

                  Regulatory Expertise and Systems Capabilities. Long-term care facilities are demanding more sophisticated and specialized services from pharmacy providers due, in part, to the implementation in 1990 of the Omnibus Budget Reconciliation Act of 1987 ("OBRA"). The OBRA regulations, which were designed to upgrade and standardize care in nursing facilities, mandated strict new standards relating to planning, monitoring and reporting on the progress of patient care to include, among other things, prescription drug therapy. More recently, the implementation of Medicare's Prospective Payment System (PPS) has required that long-term care facilities estimate the total cost of stay of a resident prior to admission. The facilities, in turn, rely on their ancillary providers, such as institutional pharmacy vendors, to help them manage the costs of care of their Medicare A-covered residents. As a result, long-term care administrators increasingly seek experienced pharmacists and specialized providers with computerized information and documentation systems designed to monitor patient care and control the facilities' and payors' costs.

                  Changing Reimbursement Environment. The long-term care market has undergone significant change over the last year as Medicare's new Prospective Payment System has been implemented. This reimbursement change which was mandated by the Balanced Budget Act of 1997 pays nursing homes a flat rate for all services, a significant departure from the prior cost-based system. In order to assist long-term care customers with this new regulation, institutional pharmacy providers must offer sophisticated PPS contracts that include cost-effective formularies.

BUSINESS STRATEGY

      NCS' strategy is to capitalize on industry trends and Company expertise to strengthen its position as a leading provider of high quality, integrated pharmacy and related services to institutional clients. The Company intends to implement this strategy by leveraging its current base of business through standardization of "best practices," cross marketing its services across its customer base to generate internal growth, utilizing its proprietary technology to deliver information and providing a broad array of ancillary health care services to complement its core pharmacy services.

SERVICES

      The Company has traditionally provided institutional pharmacy and infusion products and services to long-term care facility residents. In recent years, NCS has developed an array of services which address the increasing needs of long-term care facilities to accommodate higher acuity admissions and manage costs. NCS believes that it is one of the few companies capable of offering customers the depth and breadth of these products and services. For the year ended June 30, 1999, approximately 78% of the Company's revenues were derived from providing pharmacy and consultant pharmacy services to long-term care facilities. An additional 5% of revenues were derived from providing infusion therapy services, 3% were derived from providing other therapy services and the remaining 14% were primarily derived from providing various other products and services, including nutrition management, oxygen and Medicare Part B services.

      Pharmacy Services. The Company's core business is providing pharmaceutical dispensing services to residents of long-term care facilities and other institutions. The Company purchases, repackages and dispenses prescription and non-prescription medication in accordance with physician orders and delivers such prescriptions at least daily to long-term care facilities for administration to residents by the nursing staffs of these facilities. The Company typically serves facilities within a two hour drive time of its distribution facility and provides 24 hour coverage 365 days per year. As of June 30, 1999, the Company provided its services from 84 sites in 34 states. NCS also provides its services through the management of third party institutional pharmacies.

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

      At those sites at which Concord DX, the Company's proprietary computer system, has been implemented, the Company utilizes its work flow control to improve efficiencies. In most cases, the Company uses its bar-coding system. Under this system, a bar code label is applied to each unit dose package. Through bar coding, information relating to the contents and destination of each unit dose package distributed can be automatically entered into the Concord DX system. This bar code technology enables the Company to monitor pharmaceuticals throughout the production and distribution process, thereby reducing errors, improving pharmacy control and enhancing production efficiency. At the request of the Company, certain manufacturers have begun to provide pharmaceuticals that are pre-packaged and bar coded. At June 30, 1999, approximately 80% of the Company's sites were converted to the Concord DX system.

      As an additional service, NCS furnishes its clients with information captured by its computerized medical records and documentation system. This system captures patient care information, which is used to create monthly management and quality assurance reports. The Company believes that this system of information management, combined with the unit dose delivery system, improves the efficiency and controls in nursing administration and reduces the likelihood of drug-related adverse consequences.

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

      NCS provides consulting services that help clients comply with federal and state regulations applicable to long-term care facilities. The Company's services include: (i) reviewing each patient's drug regimen to assess the appropriateness and efficacy of drug therapies, including a review of the patient's medical records, monitoring drug reactions to other drugs or food, monitoring lab results and recommending alternate therapies or discontinuing unnecessary drugs; (ii) participating on the Pharmacy and Therapeutics, Quality Assurance and other committees of the Company's clients; (iii) inspecting medication carts and storage rooms; (iv) monitoring and reporting at least quarterly on facility-wide drug usage and drug administration systems and practices; (v) developing and maintaining the client's pharmaceutical policy and procedure manuals; and (vi) assisting the long-term care facility in complying with state and federal regulations as they pertain to patient care.

      Additionally, NCS offers a specialized line of consulting services which help long-term care facilities enhance care and reduce and contain costs as well as comply with state and federal regulations. Under this service line, the Company provides: (i) data required for OBRA and other regulatory purposes, including reports on psychotropic drug usage (chemical restraints), antibiotic usage (infection control) and other drug usage; (ii) plan of care programs which assess each patient's state of health upon admission and monitor progress and outcomes using data on drug usage as well as dietary, physical therapy and social service inputs; (iii) counseling related to appropriate drug usage and implementation of drug protocols; (iv) on-site continuing education seminars for the long-term care facilities' staff on topics such as drug information relating to clinical indications, adverse drug reactions, drug protocols and special geriatric considerations in drug therapy, information and training on intravenous drug therapy and updates on OBRA and other regulatory compliance issues; (v) mock regulatory reviews for nursing staffs; and (vi) nurse consultant services and consulting for dietary, social services and medical records.

      Infusion Therapy. Infusion therapy is the intravenous delivery of medication. The Company's infusion therapy services include pain management, antibiotic therapy and chemotherapy for long-term care residents and home care patients. NCS has received Joint Commission on the Accreditation of Healthcare Organizations accreditation at four sites and accreditation with commendation at another site. NCS prepares the product to be administered and delivers the product to the long-term care facility for administration by the nursing staff. Because the proper administration of infusion therapy requires a highly trained nursing staff, the Company provides education and certification programs to its clients in order to assure proper staff training and compliance with regulatory requirements. NCS believes that, by enhancing the ability of client facilities to administer infusion therapies, these programs have led to a greater use of infusion therapies throughout the Company's long-term care facility customer base.

      Other Therapies. In 1993, the Company began providing physical, speech and occupational therapy services. The Company currently provides these services to residents of 72 long-term care facilities.

      Nutrition Management. NCS assists long-term care facilities in menu planning, purchasing and managing their dietary operations. Because the food service area is typically one of the principal areas of regulatory violations, this is an area of critical concern to long-term care facility operators. Currently, NCS provides this service to 301 long-term care facility customers.

      Other. The Company provides long-term care facilities with assistance in complying with regulations concerning healthy and sanitary environments. The Company also assists its customers with various regulatory compliance matters and products and services relating to durable medical equipment ("DME"), oxygen, mobile diagnostics and Medicare Part B products and services. Finally, NCS offers specialized educational services that aid facilities in the training of their staffs. These services include surveys to prepare facilities for state reviews and training on appropriate nursing techniques in infusion therapy, wound care management and restorative nursing.

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

      Successful implementation of formulary guidelines is dependent upon close interaction between the pharmacist and the prescribing physician. NCS seeks to attract and retain highly trained clinical pharmacists and encourages their active participation in the caring for residents of long-term care facilities, including consultation with the facilities' medical staff and other prescribing physicians, to increase the likelihood that the most efficacious, safe and cost-effective drug therapy is prescribed. The Company's formulary program is directed by the NCS Formulary Committee, which is comprised of eight pharmacists and two additional members. The Company believes that adherence to the NCS formulary guidelines provides the most cost effective therapy to the resident and strengthens the Company's purchasing power with pharmaceutical manufacturers.

HUB AND SPOKE OPERATING NETWORK

      The Company is in the process of consolidating its 84 pharmacy sites into a hub and spoke operating network. Hub sites are responsible for the dispensing of all maintenance medications, billing and accounting, customer service and medical record keeping. Satellite sites are responsible only for the dispensing of new prescriptions and local consulting services. The benefits of the Company's hub and spoke model are increased quality, productivity, customer care and formulary compliance. In addition, by moving to a hub and spoke model, the Company believes that it can decrease its overall operating costs and working capital needs.

MANAGEMENT INFORMATION SYSTEMS

         An integral part of NCS' operations is its proprietary management information system called "Concord DX", which has extensive capabilities designed to improve operating efficiencies and controls both internally and at the customer level. In conjunction with the unit dose distribution system and the use of a bar-coding label system on unit dose packages, Concord DX is able to monitor pharmaceuticals within NCS throughout the production and distribution process. At the customer level, Concord DX automatically screens prescription orders received from physicians for patient-specific allergies and potentially adverse reactions given other medications the patient may be receiving. Concord DX is also used to create individual patient medical records and monthly management and quality assurance reports for NCS' customers. To date, Concord DX has been implemented in 80% of NCS' customer base.

         In 1997, the Company acquired Rescot Systems Group, Inc. ("Rescot"). For the past 11 years, Rescot has developed one of the premier pharmacy systems used for managing patient and pharmacy data. Rescot has been instrumental in the design and implementation of Concord DX.

         In addition to these internal capabilities, NCS has added a suite of software applications named ASTRAL designed to address customers' needs. Each of the ASTRAL applications meets one of three goals: (1) improve the profitability of the nursing home, (2) enhance the quality of care delivered, or (3) improve the nursing home's ability to conform to regulatory requirements. NCS' current ASTRAL modules are as follows:

         NCS ON-LINE is the core product in ASTRAL. It improves profitability by dramatically reducing nursing time associated with ordering medicines and printing pharmacy reports. NCS On-Line provides a real time connection to NCS for ordering, reviewing med sheets and generating reports. Patient care is enhanced by reducing the amount of nursing time associated with clerical functions.

         PROVIEW improves a nursing home's profitability by enhancing the facility's ability to make economic admission decisions. ProView analyzes the costs and revenues associated with a resident prior to admission. In this era of Prospective Pay, it is a valuable tool for ensuring that a customer prospectively evaluates all financial aspects related to admitting a resident.

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

SALES AND MARKETING

      In marketing to prospective customers, NCS has organized the selling efforts of each formerly independent location into a single sales force consisting of 40 account executives, six regional sales managers and a vice president of sales. While the six regional sales managers train and oversee the account executives, they are also responsible for selling to regional and national chain accounts along with the vice president of sales; thus making up the national account team. Subsequently, all field sales representatives are trained in each of the Company's products and services and sell these services throughout their respective geographic territories. A typical territory consists of approximately 250 long-term care facilities, and the salesperson follows an eight-week call cycle. These individuals are paid base salaries with commissions comprising up to 75% of a successful salesperson's compensation. The Company believes that long-term care facilities change institutional pharmacies fairly infrequently, but when a change is made, it is generally the result of a competitor's ability to offer better service or a broader array of products and services. Additionally, in the PPS environment, price competition is becoming an increasing factor. The marketing team is comprised of a six-person team who reports to the director of marketing. They are responsible for the overall branding of the Company through trade advertising, direct telemarketing, educational seminars, industry press releases, industry trade shows and competitive information.

PURCHASING

      NCS purchases pharmaceuticals primarily through a national wholesale distributor, with whom it has negotiated a prime vendor contract, and directly from certain pharmaceutical manufacturers. The Company also is a member of industry buying groups that contract with manufacturers for volume-based discounted prices which are passed through to the Company by its wholesale distributor. More recently, the Company has formed a group purchasing organization with two other large pharmaceutical buyers in the long-term care and acute care industries. The Company anticipates that it will purchase the majority of its pharmaceuticals through this new organization. The Company has numerous sources of supply available to it and has not experienced any difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of its business.

CUSTOMERS

      At June 30, 1999, NCS had contracts to provide services to approximately 262,000 residents in 34 states. These contracts, as is typical in the industry, are generally for a period of one year but can be terminated by either party for any reason upon thirty days written notice. Over the past two years, NCS has expanded its customer base to also include rural hospitals and at June 30, 1999, NCS had contracts to manage hospital pharmacies in 23 states. As of June 30, 1999, no individual customer or market group represented more than 5% of the total sales of the Company's institutional pharmacy business.

COMPETITION

      Competition among providers of pharmacy services to long-term care facilities is highly competetive. The Company believes that it is one of the top three national independent institutional pharmacies in the country. Institutional pharmacies compete principally on the basis of quality, cost effectiveness and service level. In the geographic areas it serves, the Company competes with local retail pharmacies, captive pharmacies and local, regional and national institutional pharmacies. The Company competes with several other companies with similar marketing strategies, some of which have greater resources than the Company.

REIMBURSEMENT AND BILLING

      As is generally the case for long-term care facility services, NCS receives payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), private third-party insurers and long-term care facilities. For the fiscal year ended June 30, 1999, the Company's payor mix was approximately 39% Medicaid, 3% Medicare, 19% private pay, 16% third-party insurance and other and 23% long-term care facilities, including amounts for which the long-term care facility receives reimbursement under Medicare Part A. Medicare and Medicaid are highly regulated. The failure of NCS and/or its client institutions to comply with applicable reimbursement regulations could adversely affect the Company's business.

      Private Pay. For those residents who are not covered by government-sponsored programs or private insurance, NCS generally bills the patient or other responsible party on a monthly basis. Depending upon local market practices, NCS may alternatively bill private residents through the long-term care facility. Pricing for private pay residents is based on prevailing regional market rates or "usual and customary" charges.

      Medicaid. The Medicaid program is a federal-state cooperative program designed to enable states to provide medical assistance to aged, blind or disabled individuals, or to members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services. State participation in the Medicaid program is voluntary. To become eligible to receive federal funds, a state must submit a Medicaid "state plan" to the Secretary of HHS for approval. The federal Medicaid statute specifies a variety of requirements which the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration. For residents eligible for Medicaid, the Company bills the individual state Medicaid program or, in certain circumstances state designated managed care or other similar organizations. Medicaid programs are funded jointly by the federal government and individual states and are administered by the states. The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by the Health Care Financing Administration and applicable federal law. Federal regulations and the regulations of certain states establish "upper limits" for reimbursement for certain prescription drugs under Medicaid. In most states pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. In addition, most states establish a fixed dispensing fee which is adjusted to reflect associated costs on an annual or less frequent basis.

      State Medicaid programs generally have long-established programs for reimbursement which have been revised and refined over time and have not had a material adverse effect on the pricing policies or receivables collection for long-term care facility pharmacy services. Any future changes in such reimbursement programs or in regulations relating thereto, such as reductions in the allowable reimbursement levels or the timing of processing of payments, could adversely affect the Company's business. The annual increase in the federal share would vary from state to state based on a variety of factors. Such provisions, if ultimately signed into law, could adversely affect the Company's business. Additionally, any shift from Medicaid to state designated managed care could adversely affect the Company's business due to historically lower reimbursement rates for managed care.

      Medicare. The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over or for certain individuals who are disabled. The Medicare program consists of two parts:
Medicare Part A, which covers, among other things, inpatient hospital, skilled long-term care facility, home health care and certain other types of health care services; and Medicare Part B, which covers physicians' services, outpatient services and certain items and services provided by medical suppliers. Medicare Part B also covers a limited number of specifically designated prescription drugs. Under the Balanced Budget Act of 1997, a prospective payment system (PPS) was instituted for Medicare Part A reimbursement to skilled nursing facilities
(SNFs). The prospective payment is in the form of a federal per diem rate for all covered SNF services. PPS began for SNFs whose costs reporting periods began after July 1, 1998 and the federal rate will be phased in over four years. Fees for pharmaceuticals provided to Medicare Part A patients are paid to the Company by the long-term care facility on a monthly basis. Pricing is in the form of a PPS contract that may include per diems, formulary requirements and risk sharing components. Medicare Part A has a cost-sharing arrangement under which beneficiaries must pay a portion of their costs. These non-covered co-payments are billed by the facility directly to residents or the state Medicaid plan, as the case may be.

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

      Medicare and Medicaid. For an extensive period of time, the long-term care facility pharmacy business has operated under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and Medicare.

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

      In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs which may affect the Company's operations. For example, some states have enacted "freedom of choice" requirements which prohibit a long-term care facility from requiring its residents to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the long-term care facility. Such limitations may increase the competition that the Company faces in providing services to long-term care facility patients.

         Prospective Payment System. The Balanced Budget Act of 1997 (BBA), enacted on August 5, 1997, mandated the implementation of a prospective payment system (PPS) for skilled nursing facilities (SNFs) providing care for Medicare Part A patients, effective for all SNFs whose cost reporting period begins on or after July 1, 1998.

         Under the new PPS, SNFs receive a single per diem payment for all Medicare Part A covered SNF services. The new single, per diem federal rate is being phased in over a four-year period beginning July 1, 1998. Each Medicare A covered patient is designated into one of 44 resource utilization group (RUG), or case-mix categories, as defined by the Health Care Financing Administration
(HCFA). The per diem payment associated with each RUG category encompass all costs of furnishing covered skilled nursing services including routine, ancillary and capital-related costs. PPS incorporates payment for pharmacy within the nursing component (as a non-therapy ancillary) of the federal per diem and adjust costs by the nursing index.

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

      In January 1997, government authorities requested information from the Company in connection with an audit and investigation of the circumstances surrounding the apparent drug-related homicide of a non-management employee of one of the Company's pharmacies. The information provided relates to the Company's inventory and the possible theft of controlled substances from this pharmacy. The review identified inadequacies in record keeping and inventory control at this pharmacy. In a meeting with governmental authorities in August 1997, the Company discussed its findings and those of the government and documented corrective measures taken by the Company. In September 1998, the Company was notified by the United States Department of Justice, United States Attorney for the Southern District of Indiana ("USA-Indiana") that the United States Drug Enforcement Administration had referred this matter to the Office of the USA-Indiana for possible legal action involving certain numerous alleged violations of federal law. The USA-Indiana invited the Company to contact the Office of the USA-Indiana in an effort to resolve the matter. The Company subsequently contacted the Office of the USA-Indiana, and discussions regarding a possible settlement of this matter ensued and are currently proceeding. No specific settlement terms or amounts have yet been agreed upon by the parties.

      In January 1998, federal and state government authorities sought and obtained various documents and records from a Harrin, Illinois pharmacy operated by a wholly-owned subsidiary of the Company. The Company has cooperated fully and continues to cooperate fully with the government's inquiry. In June 1999, representatives of the Company met with attorneys with the Civil and Criminal Divisions of the Office of the United States Department of Justice, United States Attorney for the Southern District of Illinois ("USA-Illinois") regarding the government's investigation. The USA-Illinois informed the Company that it had information that allegedly substantiated numerous violations of federal law, but the Company has not received any written notification of these allegations. Discussions regarding the government's investigation have ensued and are currently proceeding between representatives of the USA-Illinois and the Company.


EMPLOYEES

      As of June 30, 1999, the Company had approximately 4,200 full-time employees. None of its employees are represented by a union. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES

      The Company presently maintains its executive offices in approximately 10,500 square feet of space in Beachwood, Ohio pursuant to a lease expiring in 2000 with an unaffiliated third party. NCS currently considers this space to be sufficient for its corporate headquarters operations.

      As of June 30, 1999, the Company leased or owned 101 properties in 34 states with a total square footage of 792,000 square feet ranging in size from approximately 500 square feet to approximately 35,000 square feet. The terms of the leases relating to these properties vary in length remaining, from one month to ten years and, in some cases, include options to extend. For information concerning the Company's rental obligations, see Note 5 (Operating Leases) of the Notes to Consolidated Financial Statements, which is set forth at Item 8 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

      On June 7, 1999, a lawsuit was filed against the Company in the Superior Court of Norfolk County, Massachusetts. Plaintiffs are certain selling stockholders of the PharmaSource Group, Inc. ("PharmaSource"), which NCS acquired on September 17, 1997. The complaint alleges breach of contract and unfair business practices arising out of NCS' non-payment of certain amounts allegedly payable under the terms of an earn-out provision included in the acquisition agreement. Plaintiffs seek to compel payment of NCS stock worth $17,385,223 based on the preliminary earn-out calculation.

      Under the terms of the earn-out arrangement, amounts payable under the earn-out are to be paid through the issuance of additional shares of Class A Common Stock. If on the first anniversary of the date of issuance of the earn-out shares, the per share price of the Company's Class A Common Stock is less than $17.225 per share, then the Company will be required to issue additional shares to compensate for the difference in value.

      The case has been scheduled for pretrial on October 4, 1999, at which time the court will set a discovery schedule and an order concerning the progression of proceedings. NCS strongly believes that it has meritorious defenses against the claim of the plaintiffs and believe, the earn-out, if any, is substantially less than the amount claimed by the plaintiffs.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY*

      The name, age and positions of each of the Company's executive officers are as follows:

NAME                                AGE        POSITION
- ----                                ---        --------
Jon H. Outcalt                      63         Chairman of the Board of Directors
Kevin B. Shaw                       42         President, Chief Executive Officer and Director
Phyllis K. Wilson                   58         Executive Vice President and Director
Gerald D. Stethem                   35         Chief Financial Officer
William B. Byrum                    55         Executive Vice President and Chief Operating Officer
Marvin R. Richardson                42         Executive Vice President
Patrick Morris                      39         Senior Vice President
John P. DiMaggio                    36         Senior Vice President
Michael J. Mascali                  39         Senior Vice President
Thomas Bryant Mangum                48         Senior Vice President
A. Malachi Mixon III                59         Director
Richard L. Osborne                  61         Director
Boake A. Sells                      62         Director

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

      Phyllis K. Wilson, R.PH., Executive Vice President and a Director of the Company since November, 1993, is the founder of NCS' Columbus, Ohio operation. From 1989 to June 1995, she was responsible for corporate development and oversaw the Company's Ohio and Michigan operations. She is past President of the Ohio State Board of Pharmacy and served on the Board from 1977 to 1985. Ms. Wilson is a founding member of the American Society of Consultant Pharmacists and is a graduate of Ohio State University with a B.S. in Pharmacy.

      Gerald D. Stethem, Chief Financial Officer, joined NCS in November, 1994 and served as Controller until February 1998, at which time he was named Chief Financial Officer. He was previously with Ernst & Young LLP, an auditing and accounting firm, where he served as a Manager in the firm's Entrepreneurial Services Group. He is a graduate of Ohio State University with a B.A. in Accounting.

      William B. Byrum, Executive Vice President and Chief Operating Officer, joined the Company in September 1995. From April 1993 to September 1995, Mr. Byrum was President and Chief Executive Officer of Corinthian Healthcare Systems, Inc., an institutional pharmacy, prior to its acquisition by the Company. From 1991 to April 1993, he was Vice President of Development (Acquisitions) for Hook-SupeRx, Inc. Prior to 1991, Mr. Byrum was Vice President, Store Operations at the Hook Drug Division of Hook-SupeRx, Inc., serving in various management positions. Mr. Byrum is a graduate of Purdue University with a B.S. in Pharmacy.

      Marvin R. Richardson, Executive Vice President, joined NCS in June 1995 as a Regional Vice President. From 1991 to 1995, Mr. Richardson was the founder and President of Quality Health Care of Indiana, an institutional pharmacy, prior to its acquisition by the Company. He is a graduate of Purdue University with a B.S. in Pharmacy.

      Patrick Morris, Senior Vice President, joined the Company in February 1997. Mr. Morris was with the law firm of Calfee, Halter & Griswold LLP, Cleveland, Ohio from 1985 to February 1997, and was a partner in such firm from 1993 to February 1997. Mr. Morris is a graduate of Trinity College (B.A.) and Case Western Reserve University School of Law (J.D.).

      John P. DiMaggio, Senior Vice President, joined the Company in December 1992 and served as Management Information Systems Director of the Company until December 1994. Mr. DiMaggio served as Vice President of Information Systems of the Company from December 1994 to November 1998, at which time he assumed his current position as Senior Vice President of Information Systems. Mr. DiMaggio has an M.B.A. in Finance from the Katz Graduate School of Business and a B.S. Degree in Computer Science from the University of Pittsburgh.

      Michael J. Mascali, Senior Vice President, joined the Company in October 1995. Mr. Mascali was a Regional Vice President of Operations from October 1995 to February 1998. From February 1998 to January 1999, he was Senior Vice President of Compliance and from January 1999 to May 1999 he was Senior Vice President of Operations, at which time he assumed his current position as Senior Vice President of Compliance. From May 1989 to October 1995, Mr. Mascali was a director of pharmacy for Synetic and Pharmacy Corporation of America in Connecticut, a long term care pharmacy. Mr. Mascali graduated from St. John's University with a B.S. in Pharmacy.

      Thomas Bryant Mangum, Senior Vice President, joined the Company in June 1998. From November 1996 to June 1998, Mr. Mangum was Senior Director of Pharmacy for Tenet HealthCare System, an owner and manager of acute care hospitals. From November 1995 to November 1996, he was Vice President of Pharmacy services for Premier, Inc., a group purchasing organization for acute care hospitals, where he had responsibility for pharmaceutical contract negotiations. From 1990 to November 1995, Mr. Mangum was Associate Vice President of Pharmacy and Nutrition Services for SunHealth, a group purchasing organization for acute care hospitals. He is a graduate of University of North Carolina Pharmacy School and currently serves on the Pharmacy School Board.

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

                                PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The Class A Common Stock is traded on the Nasdaq National Market under the symbol NCSS. The following table sets forth, for the two fiscal years ended June 30, 1999, the high and low sale prices per share for the Class A Common Stock, as reported on the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

                                                   HIGH              LOW
                                                   ----              ---

1998
First Quarter                                    $  29.13         $  22.38
Second Quarter                                      27.50            22.25
Third Quarter                                       33.50            24.13
Fourth Quarter                                      32.88            27.00

1999
First Quarter                                    $  29.31         $  16.50
Second Quarter                                      23.75            12.00
Third Quarter                                       23.44             9.44
Fourth Quarter                                      15.00             5.06


      On September 23, 1999, the last sale price of the Class A Common Stock as reported by Nasdaq was $ 2.1875 per share. As of September 23, 1999, there were approximately 246 holders of record of the Class A Common Stock, and approximately 41 holders of record of Class B Common Stock.

      The Company has never declared or paid cash dividends on its Class A Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any dividends in the foreseeable future. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion. On August 3, 1999 the Company amended its line of credit agreement entering into several restrictive covenants including a restriction on declaration and payment of cash dividends to shareholders.

      There were no equity securities of the Company issued during the fourth fiscal quarter that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6. SELECTED FINANCIAL DATA

                                                                      YEAR ENDED JUNE 30,
                                                                      -------------------
                                            1995              1996            1997               1998             1999
                                            ----              ----            ----               ----             ----
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues                                $   65,602        $  113,281         $275,040        $  509,064       $  717,825
Cost of revenues                            46,570            82,415          205,536           380,217          540,547
                                        ----------        ----------         --------        ----------       -----------
Gross profit                                19,032            30,866           69,504           128,847          177,278
Selling, general and
   administrative expenses (1)              14,539            22,236           51,153            93,895          139,522
Special charge to increase allowance
     for doubtful accounts (2)                   -                 -                -                 -           32,384
Nonrecurring charges (2)                         -             2,811                -             8,862            8,115
                                        ----------        ----------         --------        ----------       -----------
Operating income (loss)                      4,493             5,819           18,351            26,090           (2,743)
Interest (expense) income, net              (1,089)           (1,611)           1,576            (5,745)         (18,301)
                                        ----------        ----------         --------        ----------       -----------
Income (loss) before
   income taxes                              3,404             4,208           19,927            20,345          (21,044)
Income tax (expense) benefit                (1,536)           (1,852)          (8,655)           (9,014)           7,640
                                        ----------        ----------         --------        ----------       -----------
Income (loss) before accounting change       1,868             2,356           11,272            11,331          (13,404)
Cumulative effect of
     accounting change (1)                       -                 -                -                 -           (2,921)
                                        ----------        ----------         --------        ----------       -----------
Net income (loss)                       $    1,868        $    2,356         $ 11,272        $   11,331       $  (16,325)
                                        ==========        ==========         ========        ==========       ===========
Net income (loss) per share - basic     $     0.32        $     0.28         $   0.70        $     0.59       $   ( 0.81)
                                        ==========        ==========         ========        ==========       ===========
Net income (loss) per share - diluted   $     0.28        $     0.26         $   0.69        $     0.58       $   ( 0.81)
                                        ==========        ==========         ========        ==========       ===========
Income (loss) before accounting
   change - basic                       $     0.32        $     0.28         $   0.70        $     0.59       $    (0.66)
                                        ==========        ==========         ========        ==========       ===========
Income (loss) before accounting
   change - diluted                     $     0.28        $     0.26         $   0.69        $     0.58       $    (0.66)
                                        ==========        ==========         ========        ==========       ===========
Weighted average common
   shares outstanding - basic                5,818             8,462           15,991            19,100           20,200
                                        ==========        ==========         ========        ==========       ===========
Weighted average common
   shares outstanding - diluted              6,764             8,995           16,843            19,372           20,200
                                        ==========        ==========         ========        ==========       ===========

                                                                       YEAR ENDED JUNE 30,
                                                                       -------------------
                                            1995              1996              1997             1998             1999
                                            ----              ----              ----             ----             ----
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents               $      286        $   21,460       $    8,160          $ 21,186         $ 29,424
Working capital                             10,616            48,336           53,164           149,362          197,395
Total assets                                38,595           110,668          321,030           623,790          699,499
Line of credit                                   -                 -           10,285           147,800          214,700
Long-term debt, excluding
   current portion                          18,505             1,961            8,043             3,879            1,936
Convertible subordinated debentures          1,900             6,549            4,813           102,753          100,000
Stockholders' equity                         8,117            91,100          253,226           287,334          276,434

(1) Selling, general and administrative expenses for 1999 include $11,503 of pre-tax costs that would have been capitalized prior to the adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities." The cumulative effect of accounting change represents start-up costs, net of tax, that were previously capitalized as of June 30, 1998.

(2) For 1996, represents a nonrecurring charge in connection with the termination of certain compensation arrangements with the prior owners of certain acquired businesses. For 1998, represents a nonrecurring charge related to restructuring and other nonrecurring expenses in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items. For 1999, represents a special charge to increase the allowance for doubtful accounts, and other nonrecurring charges in association with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations, expressed as a percentage of total revenues.

                                                                                  YEAR ENDED JUNE 30,
                                                                                  -------------------
                                                                          1997            1998            1999
                                                                          ----            ----            ----
Revenues                                                                 100.0%          100.0%           100.0%
Cost of revenues                                                          74.7            74.7             75.3
                                                                         -----           -----            -----
Gross margin                                                              25.3            25.3             24.7
Selling, general and administrative expenses                              18.6            18.5             19.4
Special charge to increase allowance for doubtful accounts                   -               -              4.5
Nonrecurring charges                                                         -             1.7              1.2
                                                                         -----           -----            -----
Operating income (loss)                                                    6.7             5.1             (0.4)
Interest (expense) income, net                                              .6            (1.1)            (2.6)
                                                                         -----           -----            -----
Income (loss) before income taxes                                          7.3             4.0             (3.0)
Cumulative effect of accounting change                                       -               -             (0.4)
Income tax (expense) benefit                                              (3.2)           (1.8)             1.1
                                                                         -----           -----            -----
Net income (loss)                                                          4.1%            2.2%            (2.3)%
                                                                         =====           =====            =====

YEARS ENDED JUNE 30, 1999 AND 1998

      The net loss for the year ended June 30, 1999 was $16.3 million or $0.81 per diluted share compared to net income of $11.3 million or $0.59 per diluted share for the year ended June 30, 1998. The net loss for the year ended June 30, 1999 before the cumulative effect adjustment to adopt the Accounting Standards Executive Committee Statement of Position 98-5 (SOP 98-5) "Reporting on the Costs of Start-up Activities," was $13.4 million or $0.66 per diluted share compared to net income of $11.3 million or $0.59 per diluted share in the prior year.

      Net income for the year ended June 30, 1999, excluding the special and nonrecurring charges described below, and the effect of adopting SOP 98-5, increased to $17.9 million or $0.88 per diluted share, from $16.6 million or $0.86 per diluted share, excluding nonrecurring charges, in the prior year.

      Revenues for the year ended June 30, 1999 increased 41.0% to $717.8 million from $509.1 million for the year ended June 30, 1998. The increase in revenues over the prior fiscal year is primarily attributed to two factors: the Company's acquisition program and internal growth. Of the $208.7 increase for the year ended June 30, 1999, $113.4 million of the increase is attributable to revenues for the fiscal year ended June 30, 1999 including a full period of operations for fiscal 1998 acquisitions. These fiscal 1998 acquisitions include Cheshire LTC Pharmacy, Inc. in August 1997, PharmaSource Healthcare, Inc. in September 1997, Marco & Company, LLC in December 1997, MedStar Pharmacy, Inc. in January 1998, Medical Pharmacy, Robcin Enterprises, Inc. and Greenwood Pharmacy and Managed Pharmacy Services, affiliates of Eckerd Corporation in February 1998, Apple Institutional Services in March 1998 and the institutional pharmacy assets of Walgreens Co. in June 1998. Internal growth accounted for $95.3 million of the increase as the Company's existing operations continued to grow through marketing efforts to new and existing clients, increased drug utilization of long-term care facility residents, and the growth and integration of new and existing products and services. The total number of beds serviced by the Company as of June 30, 1999 increased 5.6% to 262,000 beds, from 248,000 beds at June 30, 1998.

      Cost of revenues for the year ended June 30, 1999 increased $160.3 million or 42.2% to $540.5 million from $380.2 million for the year ended June 30, 1998. Cost of revenues as a percentage of revenues increased to 75.3% for the year ended June 30, 1999 from 74.7% for the year ended June 30, 1998. The Company's leverage associated with purchasing pharmaceuticals, formulary management program and the leveraging of production costs positively impacted gross margins during the year ended June 30, 1999. However, these improvements were offset by gross margin reductions as a result of pricing pressures and a reduction in higher margin services as more facilities served by the Company were subject to the phased in implementation of the PPS reimbursement system during the last three months of the fiscal year ended June 30, 1999.

      Selling, general and administrative expenses for the year ended June 30, 1999 increased $45.6 million or 48.6% to $139.5 million from $93.9 million for the year ended June 30, 1998. Selling, general and administrative expenses as a percentage of revenues increased from 18.5% for the year ended June 30, 1998 to 19.4% for the year ended June 30, 1999.

      Excluding the $11.5 million pre-tax increase for costs which would otherwise have been capitalized prior to early adoption of SOP 98-5 during the year ended June 30, 1999, selling, general and administrative expenses increased $34.1 million or 36.3% to $128.0 million from $93.9 million for the year ended June 30, 1998. Excluding the effects of early adoption of SOP 98-5, selling, general and administrative expenses as a percentage of revenues decreased from 18.5% for the year ended June 30, 1998 to 17.8% for the year ended June 30, 1999. The percentage decrease for the year ended June 30, 1999 is a result of creating operational efficiencies with acquisitions and the ability to leverage overhead expenses over a larger revenue base. At the time of acquisition, the selling, general and administrative expenses of the acquired companies are typically higher than the Company as a whole. The increase in selling, general, and administrative expenses in absolute dollars is mainly attributable to expenses associated with the operations of businesses acquired during the prior fiscal year.

      Excluding the effects of the early adoption of SOP 98-5 and the special and nonrecurring charges as described below, operating income for the year ended June 30, 1999 increased $14.3 million or 40.6% to $49.3 million from $35.0 million for the year ended June 30, 1998. This improvement is primarily attributable to increased sales volume generated during the year from acquisitions and internal growth. Excluding the effects of the early adoption of SOP 98-5 during the year ended June 30, 1999 and the special and nonrecurring charges, operating income as percentage of sales for the years ended June 30, 1999 and 1998 was 6.9%.

      The adverse impact of the implementation of the Medicare Prospective Payment System (PPS) under the Balanced Budget Act of 1997, for Medicare residents of skilled nursing facilities was significantly greater than anticipated. PPS has created numerous changes to reimbursement policies applicable to skilled nursing under Medicare Part A. Prior to PPS, Medicare reimbursed each skilled nursing facility based on that facility's actual Medicare Part A costs plus a premium. Under PPS, Medicare pays skilled nursing facilities a fixed fee per Medicare Part A patient day based on the acuity level of the patient. The per diem rate covers all items and services furnished during a covered stay for which reimbursement was formerly made separately under Medicare. Consequently, the Company has experienced revenue pressure as a result of nursing facilities attempting to manage pharmaceutical costs along with all other costs associated with patient care under a simple per diem reimbursement amount. In addition, there has been a reduction in utilization of other therapies such as speech, occupational and physical rehabilitation. Additionally, as a result of these changes, skilled nursing facilities have become increasingly more reluctant to admit Medicare residents, especially those requiring complex care, causing Medicare census in these facilities to weaken and a reduction in the average length of stay for Medicare residents. These factors have had the effect of significantly reducing overall occupancy in the facilities served by the Company. The resident acuity level has also decreased as these facilities have attempted to avoid high acuity patients negatively impacting overall utilization of drugs, particularly those with higher cost such as infusion therapy. For Medicare certified skilled nursing facilities with a high cost structure, or those which are unable to cut costs, PPS has caused significant earnings and cash pressure. Some facilities have sought consolidation as a method of reducing costs and increasing efficiencies causing the Company to experience some bed loss.

      These outcomes have negatively impacted nursing facilities and the institutional pharmacy services industry as a whole. Although there may be some legislative relief for the Company's customers, management is positioning the Company to succeed in the current PPS environment by adjusting its cost structure appropriately. The Company is rapidly reducing operating and overhead costs and accelerating the implementation of the hub and spoke fulfillment and delivery model. Savings are expected to exceed $20 million on an annualized basis, once implemented.

      During the fourth quarter of 1999 the Company recorded special and nonrecurring charges of $40.5 million before tax ($24.3 million net of tax). A special charge of $32.4 million before tax was recorded to increase the allowance for doubtful accounts, and nonrecurring charges of $8.1 million before tax were recorded in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items.

      The special charge to increase the allowance for doubtful accounts resulted from significant changes observed in industry and customer trends during the last three months of the fiscal year ended June 30, 1999, and items encountered from recent acquisitions. The circumstances of the customer and industry trends primarily relate to increased bankruptcies and significant financial difficulties recently experienced by the Company's customers primarily as a result of the implementation of the Medicare Prospective Payment System ($12.9 million pre-tax charge, as described below). The acquisition related items pertain to specific receivable collectibility issues related to acquired operating systems, and other nonrecurring issues which have resulted in potentially uncollectible receivables ($11.0 million and $8.5 million pre-tax charges, respectively, as described below).

     Accounts receivable collection and allowance adequacy is a continuous focus of management. Bad debt provisions and allowances are continually monitored and evaluated based on historical experience and projected future trends. Until several months ago bad debt experience rates had remained relatively consistent and the recorded provisions reflected this experience. However, during the last three months of the fiscal year ended June 30, 1999, these same processes and procedures identified trends indicating a significant change in the financial viability in many of the Company's customers and accordingly an increase in the amount of potentially uncollectible accounts.

     The negative trends in the financial viability of the Company's customers attributed primarily to a greater than expected adverse impact of the implementation of PPS. PPS became effective for skilled nursing facilities on July 1, 1998. PPS implementation coincides with each facility's cost reporting period (fiscal year) beginning after June 30, 1998. Since a majority of these facilities report on a December 31 year-end, most facilities were reimbursed under the PPS provisions beginning January 1, 1999. The negative impact of PPS reimbursement on the financial health of long-term care facilities became evident during the last three months of the fiscal year ended June 30, 1999 with a significant increase in the number of customers declaring bankruptcy or liquidating assets as compared to historical trends. As a result of these recent negative trends, a before tax increase of $12.9 million in the allowance for doubtful accounts was required as of June 30, 1999. Management has reviewed the Company's credit and collection processes, enhancing the policies and procedures where necessary, in order to identify and mitigate future collection issues under the PPS reimbursement system.

     One of the Company's primary initiatives has been to integrate its pharmacy operations under one common operating system, NCS' Concord DX system. At June 30, 1999, approximately 80% of the pharmacy sites have been successfully converted to NCS' Concord DX system. Prior to conversion to Concord DX, acquired pharmacies continued to use their historical operating and billing systems. During the fiscal year ended June 30, 1999, the Company accelerated its focus on conversion of all historical billing and operating systems to Concord DX. As part of the conversion process, receivables billed under historical systems were intensely scrutinized and any collectibility risk was further assessed at the time of conversion. Accordingly, an $11.0 million pretax increase to the allowance for doubtful accounts was recorded to allow for potentially uncollectible accounts under historical systems.

     The Company recorded additional special charges to increase the allowance for doubtful accounts for numerous smaller items aggregating $8.5 million before taxes. These special charge items primarily include uncollectible accounts receivable acquired in business combinations in excess of allowances established at time of acquisition, and uncollectible accounts receivable resulting from system conversion and transitions to new service provider numbers subsequent to acquisition.

      During the fourth quarter of fiscal 1999, the Company adopted a new plan of restructuring to consolidate certain pharmacy sites in similar geographies. The plan is a continuation of the plan adopted in fiscal 1998 to combine pharmacies in close proximity in order to improve operating efficiencies. As a result of the new exit plan, 4 additional pharmacy sites will be consolidated into either a new or existing location. During the year ended June 30, 1999, the Company recorded nonrecurring charges of $4.7 million related to the new site consolidations and additional costs incurred on the site consolidations announced in the prior year. These costs consist of $2.1 million related to employee severance and other compensation related expenses, $0.6 million related to lease termination costs and $2.0 million related to asset impairments and other miscellaneous costs. As of June 30, 1999, three site consolidations had been completed with the remainder expected to be completed by the end of fiscal 2000.

      The remaining $3.4 million of the nonrecurring charge primarily relates to severance incurred during the fourth quarter associated with the Company's expense reduction initiatives, additional acquisition related and other miscellaneous expenses.

      Employee severance costs included in the nonrecurring charge relate to the termination of 120 employees.

Details of the fourth quarter fiscal 1999 special and nonrecurring charge are as follows:

                                                       Nonrecurring                  Reserve
     Description                    Cash/Non-cash         Charge        Activity    At 6/30/99
     -----------                    -------------      ------------     --------    ----------
                                                      (In millions)
Site Consolidations
     Severance/compensation related   Cash                $    2.1       $ (1.5)       $    .6

     Lease terminations               Cash                      .6          (.1)            .5
     Asset impairments                Non-cash                 1.5         (1.5)            --
     Other                            Cash                      .5          (.5)            --

Special increase to allowance         Non-cash                32.4        (32.4)            --
     for doubtful accounts
Other                                 Cash                     3.4         (2.7)            .7
                                                           -------       -------       -------
Total                                                      $  40.5       $(38.7)       $   1.8
                                                           =======       =======       =======


      The Company had net interest expense of $18.3 million for the year ended June 30, 1999, compared to net interest expense of $5.7 million during the year ended June 30, 1998. The increase in expense is due to increased borrowings on the line of credit and the issuance of $100 million of convertible subordinated debentures in August 1997. These funds were used primarily for acquisitions.

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

      Selling, general and administrative expenses for the year ended June 30, 1998 increased $42.7 million or 83.6% to $93.9 million from $51.2 million for the year ended June 30, 1997. Selling, general and administrative expenses as a percentage of revenues decreased from 18.6% for the year ended June 30, 1997 to 18.4% for the year ended June 30, 1998. The percentage decrease for the year ended June 30, 1998 is a result of creating operational efficiencies with acquisitions and the ability to leverage overhead expenses over a larger revenue base. At the time of acquisition, the selling, general and administrative expenses of the acquired companies are typically higher than the Company as a whole. The Company has been successful at creating operational efficiencies with acquisitions as selling, general and administrative expenses as a percentage of revenues has decreased six quarters in a row. The increase in selling, general, and administrative expenses in absolute dollars is mainly attributable to expenses associated with the operations of businesses acquired during the current and prior fiscal year.

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

      During the fourth quarter of fiscal 1998, the Company adopted a formal plan of restructuring to consolidate certain pharmacy sites in similar geographies. The plan will combine pharmacies in close proximity in order to improve operating efficiencies. As a result of the exit plan, 17 pharmacy sites will be consolidated into either a new or existing location. The Company recorded nonrecurring charges of $5.3 million related to the site consolidations during the year ended June 30, 1998, which consists of $0.5 million related to employee severance costs in relation to the termination of 149 employees, $0.7 million related to lease termination costs and $4.1 million related to asset impairments and other miscellaneous costs. As of June 30, 1999, fourteen site consolidations had been completed with the remainder expected to be completed by the end of fiscal 2000. All of the employee terminations under the plan have occurred as of June 30, 1999.

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

      The Company anticipates that the activities related to the costs included in the reserve as of June 30, 1999 will be completed in fiscal 2000.

Details of the fourth quarter fiscal 1998 nonrecurring charge are as follows:

                                                        Nonrecurring                      Reserve                    Reserve
     Description                    Cash/Non-cash          Charge         Activity      At 6/30/98     Activity    At 6/30/99
     -----------                    -------------       -------------     --------      ----------     --------    ----------
                                                       (In millions)
Site Consolidations
     Severance packages               Cash                 $    .5       $    --        $   .5         $ (.5)         $   --
     Lease terminations               Cash                      .7            --            .7           (.4)             .3
     Asset impairments                Non-cash                 3.5         (3.5)            --            --              --
     Other                            Cash                      .6          (.4)            .2           (.2)             --

Buyout of employment agreements       Cash                      .9          (.2)            .7           (.6)             .1

Write-off financing fees              Non-cash                 1.3         (1.3)            --            --              --

Other
     Cash                                                      1.0          (.8)            .2           (.1)             .1
     Non-cash                                                   .4          (.4)            --            --              --
                                                            ------       ------         ------          ----          ------

Total                                                       $  8.9       $ (6.6)        $  2.3         $(1.8)         $   .5
                                                            ======       ======         ======         =====          ======



      The Company had net interest expense of $5.7 million for the year ended June 30, 1998, compared to net interest income of $1.6 million during the year ended June 30, 1997. The increase in expense is due to increased borrowings on the line of credit and the issuance of $100 million of convertible subordinated debentures in August 1997. These funds were used primarily for acquisitions. The net interest income position in fiscal 1997 is primarily attributable to the reduction of long-term debt with funds from the Company's initial public offering completed on February 14, 1996 and interest income earned on funds from a secondary public offering completed by the Company on October 4, 1996.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by (used in) operating activities was $8.3 million, $(14.8) million and $(24.0) in fiscal 1997, 1998 and 1999, respectively. Cash used in operating activities increased in fiscal 1999 due to increases in trade accounts receivable, other current assets and inventories. The growth in accounts receivable and inventory are primarily associated with internal sales growth. Additionally, some accounts receivable growth is attributable to slower payment trends by customers as a result of PPS implementation and other accounts receivable issues previously described above. The increase in other current assets primarily results from income tax refunds receivable at June 30, 1999. These cash flow decreases were partially offset by increases in trade accounts payable and accrued expenses. A majority of the trade accounts payable increase is attributable to longer negotiated payment terms under a new primary pharmaceutical supplier agreement implemented in June 1999. Cash provided by operating activities decreased during fiscal 1998 due to increases in accounts receivable and inventories primarily associated with internal sales growth. These cash flow decreases were partially offset by increases in trade accounts payable and accrued expenses.

      Net cash used in investing activities decreased from $150.0 million in fiscal 1997 and $202.8 million in fiscal 1998 to $35.0 million in fiscal 1999. The decrease is primarily the result of fewer business acquisitions during 1999 as compared to the two previous years. The decrease is partially offset by an increase in capital expenditures.

      The Company made capital expenditures of $9.9 million in fiscal 1997, $24.0 million in fiscal 1998 and $29.4 million in fiscal 1999. Significant capital expenditures during the year ended June 30, 1999 primarily included computer and information systems equipment and computer software as the Company continued to invest in converting all sites to the Concord DX System. At June 30, 1999 a majority of the Company's sites had been converted. Additionally, other capital expenditures during 1999 were made for furniture and fixtures, leasehold improvements, medication carts and delivery vehicles. Significant capital expenditures during the year ended June 30, 1998 included computer and information systems equipment, computer software, furniture and fixtures at new facilities in Pinellas Park, Florida and Van Nuys, California, leasehold improvements, medication carts and delivery vehicles.

     Net cash provided by financing activities increased from $128.4 million in fiscal 1997 to $230.7 million in fiscal 1998 and then decreased to $67.2 million in fiscal 1999. The increase in fiscal 1998 is primarily the result of funds received from an offering of convertible subordinated debentures completed by the Company on August 13, 1997 and an increase in funds borrowed under the revolving credit facility. These funds were primarily utilized for acquisitions in fiscal 1998. The decrease in cash provided by financing activities during fiscal 1999 primarily results from reduced financing needs resulting from a significant reduction in acquisition activity during 1999. The net proceeds during 1999 were primarily obtained from the revolving credit agreement to fund working capital needs resulting from internal growth and infrastructure investments in a common operating system. Use of the revolving credit agreement slowed to a net increase of $2.0 million during the fourth quarter of 1999 as a result of reduced operating and overhead costs from strategic initiatives, more favorable payment terms with the Company's new primary pharmaceutical supplier and lower infrastructure investments in the conversion to a common operating system.

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

      The Company expects to meet future financing needs principally through the use of its revolving credit facility. In June 1998, the Company entered into a four-year, $150 million revolving credit facility (the "Credit Facility") with a bank, which replaced the existing $135 million revolving agreement. Under the Credit Facility, the Company also has available a $10 million swing line revolving facility (the "Swing Line"). Also in June 1998, the Company entered into a $50 million bridge facility agreement (the "Bridge Facility") due December 31, 1998. Effective July 13, 1998, the Credit Facility was amended increasing the total commitment from $150 million to $245 million and was syndicated to a consortium of 11 banks. Also effective July 13, 1998 the Bridge Facility was paid with funds under the amended Credit Facility and was terminated. Effective August 3, 1999, the Credit Facility was amended to reduce the available commitment from $245 million to $235 million, provide all of the Company assets as security, limit the availability of the facility to use for working capital only, require Lender approval on future acquisitions, and modify covenants and the variable interest rate basis. The amended Credit Facility bears interest at a variable rate based upon the Eurodollar rate plus a spread of 150 to 275 basis points, dependent upon the Company's ratio of Total Funded Debt to EBITDA. The Company believes that its cash and available sources of capital, including funds available under its revolving credit facility, are sufficient to meet its normal operating requirements.

The Company's effective income tax expense (benefit) rates were 43.4%, 44.3% and (36.3)% for the years ended June 30, 1997, 1998 and 1999, respectively. The tax rates differ from the federal statutory rate primarily as a result of state and local income taxes and the non-deductibility of certain acquisition costs.

As discussed under the caption, "Business-Governmental Regulation," the Company's facility in Indianapolis, Indiana has been the subject of an investigation by federal authorities, and the Company has engaged in discussions with representatives of the U.S. Attorney's office in Indianapolis concerning the settlement of alleged violations of federal law at that facility. Company's Herrin, Illinois facility is also under investigation by federal and state authorities. It is possible that the imposition of significant fines or other remedies in connection with the resolution of either of these matters could have a material effect on the Company's financial condition and results of operations.

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

The Company has reviewed all significant current and planned internal IT systems and believes these systems are Year 2000 compliant. However, there can be no assurance that coding errors or other defects will not be discovered in the future. The Company is currently in the process of reviewing and assessing all significant non-IT devices for Year 2000 compliance. The Company expects to complete the process for review and assessment, device testing and resolution of noncompliance issues, if any, by November 30, 1999.

The Company is currently determining the extent to which it may be impacted by any third parties' failure to remediate their own Year 2000 issues. The Company is assessing and reviewing relationships with all significant customers, suppliers, payors and other third parties to determine the extent, if any, to which the Company could be impacted by those third-parties' failure to remediate their own Year 2000 issues. The Company expects to complete this review and assessment by November 30, 1999. At this stage of the review no assurance can be given that the failure by one or more third parties to become Year 2000 compliant will not have a material adverse impact on its operations.

The Company intends to develop contingency plans for significant third parties' determined to be at high risk of noncompliance or business disruption before October 31, 1999. The contingency plans will be developed on a case-by-case basis. Judgments regarding contingency plans are themselves subject to many variables and uncertainties. There can be no assurance that the Company will correctly anticipate the level, impact or duration of noncompliance by third parties, or that its contingency plan will be sufficient to mitigate the impact.

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

The majority of future costs related to Year 2000 readiness issues will be expensed as incurred and are expected to be funded through operating cash flows. Through the year ended June 30, 1999 costs related to the Year 2000 issue have been immaterial to the financial results of the Company. Future costs related to Year 2000 issues are also expected to be immaterial to the financial results of the Company. Estimates of costs are based on currently available information and developments may occur that could increase the costs related to Year 2000 issues.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained in or incorporated by reference into this Annual Report on Form 10-K, including, but not limited to, those regarding the Company's financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have expected effects on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company may differ materially from those expressed or implied by any such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include the impact of the Prospective Payment System, the availability and cost of attractive acquisition candidates, continuation of various trends in the long-term care market (including the trend toward consolidation), competition among providers of long-term care pharmacy services, the availability of capital for acquisitions and other capital requirements, changes in regulatory requirements, reform of the health care delivery system, disruptions in the Company's operations resulting from Year 2000 issues and other risks and uncertainties described in the Company's SEC reports.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company has managed its interest rate risk by balancing its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company has a balance of $214,700,000 on its revolving credit facility at June 30, 1999, which is subject to a variable rate of interest based on the Eurodollar rate. Assuming borrowings at June 30, 1999, a one-hundred basis point change in interest rates would impact net interest expense by approximately $2,147,000 per year.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements
Report of Independent Auditors                                          24
Consolidated Balance Sheets at June 30, 1998 and 1999                   25
Consolidated Statements of Operations for each of the three years
   in the period ended June 30, 1999                                    27
Consolidated Statements of Stockholders' Equity for each of the
   three years in the period ended June 30, 1999                        28
Consolidated Statements of Cash Flows for each of the three years
   in the period ended June 30, 1999                                    30
Notes to Consolidated Financial Statements                              31

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
NCS HealthCare, Inc.

      We have audited the accompanying consolidated balance sheets of NCS HealthCare, Inc. and subsidiaries as of June 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCS HealthCare, Inc. and subsidiaries at June 30, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

      As discussed in Note 1 to the consolidated financial statements, effective July 1, 1998, the Company changed its method of accounting for start-up costs.



August 11, 1999
Cleveland, Ohio                                                Ernst & Young LLP

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                JUNE 30,
                                                                --------
                                                           1998         1999
                                                           ----         ----
CURRENT ASSETS
   Cash and cash equivalents                             $ 21,186     $ 29,424
   Trade accounts receivable, less allowance for
      doubtful accounts of $18,427 and $38,880 as of
      June 30, 1998 and 1999                              142,325      160,168
   Inventories                                             43,784       49,244
   Deferred income taxes                                   10,458       19,901
   Prepaid expenses and other current assets                3,766       26,496
                                                         --------     --------
              Total current assets                        221,519      285,233

PROPERTY, PLANT AND EQUIPMENT
   Land                                                       129          204
   Buildings                                                2,090        2,206
   Machinery, equipment and vehicles                       27,498       31,129
   Computer equipment and software                         22,340       37,458
   Furniture, fixtures and leasehold improvements          17,502       23,394
                                                         --------     --------
                                                           69,559       94,391
   Less accumulated depreciation and amortization          25,966       35,275
                                                         --------     --------
                                                           43,593       59,116
Goodwill, less accumulated amortization of $12,317
   and $22,803 as of June 30, 1998 and 1999               340,209      343,247
Other assets, less accumulated amortization of
   $2,117 and $3,286 as of June 30, 1998 and 1999          18,469       11,903
                                                         --------     --------
TOTAL ASSETS                                             $623,790     $699,499
                                                         ========     ========


                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     JUNE 30,
                                                                     --------
                                                                1998         1999
                                                                ----         ----
CURRENT LIABILITIES
   Trade accounts payable                                     $ 34,131       50,061
   Accrued compensation and related expenses                    17,360       15,798
   Other accrued expenses                                       19,118       18,499
   Current portion of long-term debt                             1,548        3,480
                                                              --------     --------
              Total current liabilities                         72,157       87,838

   Line of credit                                              147,800      214,700
   Long-term debt, excluding current portion                     3,879        1,936
   Convertible subordinated debentures                         102,753      100,000
   Deferred income taxes                                         9,127       18,209
   Other long-term liabilities                                     740          382

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value per share; 1,000,000
      shares authorized; none issued                                 -            -
   Common stock, $.01 par value per share:
      Class A -- 50,000,000 shares authorized; 13,334,639
        and 14,277,492 shares issued and outstanding at
        June 30, 1998 and 1999, respectively                       133          143
      Class B -- 20,000,000 shares authorized; 6,463,244
        and 6,005,280 shares issued and outstanding
        at June 30, 1998 and 1999, respectively                     65           60
   Paid-in capital                                             258,462      263,882
   Retained earnings                                            28,674       12,349
                                                              --------     --------
                                                               287,334      276,434
                                                              --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $623,790     $699,499
                                                              ========     ========

                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   YEAR ENDED JUNE 30,
                                                                                   -------------------
                                                                         1997            1998               1999
                                                                         ----            ----               ----
Revenues                                                               $275,040        $509,064         $717,825
Cost of revenues                                                        205,536         380,217          540,547
                                                                       --------        --------         --------
Gross profit                                                             69,504         128,847          177,278
Selling, general and administrative expenses                             51,153          93,895          139,522
Special charge to increase allowance for doubtful accounts                   --              --           32,384
Nonrecurring charges                                                         --           8,862            8,115
                                                                       --------        --------         --------
Operating income (loss)                                                  18,351          26,090           (2,743)
Interest expense                                                         (1,143)         (8,199)         (19,864)
Interest income                                                           2,719           2,454            1,563
                                                                       --------        --------         --------
Income (loss) before income taxes                                        19,927          20,345          (21,044)
Income tax (expense) benefit                                             (8,655)         (9,014)           7,640
Cumulative effect of accounting change, net of taxes                         --              --           (2,921)
                                                                       --------        --------         --------
Net income (loss)                                                      $ 11,272        $ 11,331        $ (16,325)
                                                                       ========        ========        ==========
Earnings (loss) per share data:
Earnings (loss) per common share - basic                                $  0.70        $   0.59       $   (0.81)
                                                                       ========        ========        ==========
Earnings (loss) per common share - diluted                              $  0.69        $   0.58       $  ( 0.81)
                                                                       ========        ========        ==========
Weighted average number of common
  shares outstanding - basic                                             15,991          19,100           20,200
                                                                       ========        ========        ==========
Weighted average number of common
  shares outstanding - diluted                                           16,843          19,372           20,200
                                                                       ========        ========        ==========



                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                  CLASS A     CLASS B
                                  COMMON      COMMON        PAID-IN      RETAINED    STOCKHOLDERS'
                                   STOCK       STOCK        CAPITAL      EARNINGS       EQUITY
                                   -----       -----        -------      --------       ------
Balance at June 30, 1996         $     56     $     66      $ 84,907     $  6,071     $ 91,100
Issuance of 4,235,000
   shares of Class A
   Common Stock                        42           --       123,584           --      123,626
Issuance of 1,099,369
   shares of Class A
   Common Stock and
   385,722 shares of
   Class B Common Stock
   for business
   combinations                        11            3        25,478           --       25,492
Conversion of 246,208
   shares of Class B
   Common Stock to
   246,208 shares of
   Class A Common Stock                 2           (2)           --           --           --
Conversion of convertible
   subordinated debentures
   (172,569 shares of Class
   A Common Stock)                      2           --         1,734           --        1,736
Net income                             --           --            --       11,272       11,272
                                 --------     --------      --------     --------     --------
Balance at June 30, 1997              113           67       235,703       17,343      253,226
Exercise of stock options
   (2,637 shares of Class
   A Common Stock)                     --           --            20           --           20
Issuance of 796,608
   shares of Class A
   Common Stock and
   563,879 shares of
   Class B Common Stock
   for business combinations            8            6        16,798           --       16,812
Conversion of 843,377
   shares of Class B
   Common Stock to
   843,377 shares of
   Class A Common Stock                 8           (8)           --           --           --
Conversion of convertible
   subordinated debentures
   and notes payable
   (378,379 shares of Class
   A Common Stock)                      4           --         5,941           --        5,945
Net income                             --           --            --       11,331       11,331
                                 --------     --------      --------     --------     --------
Balance at June 30, 1998              133           65       258,462       28,674      287,334

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                   (CONTINUED)

                                  CLASS A       CLASS B
                                  COMMON         COMMON         PAID-IN       RETAINED     STOCKHOLDERS'
                                  STOCK           STOCK         CAPITAL       EARNINGS        EQUITY

Balance at June 30, 1998          $     133     $      65      $ 258,462     $  28,674      $ 287,334
Exercise of stock options
   (3,545 shares of Class
   A Common Stock and
   69,692 shares of Class
   B Common Stock)                       --            --            823            --            823
Issuance of 114,134
   shares of Class A
   Common Stock and
   payback of 7,572 shares of
   Class B Common Stock
   for business combinations              1            --          1,397            --          1,398
Issuance of 31,383
   shares of Class A
   Common Stock
   for profit sharing plan                1            --            449            --            450
Conversion of 520,084
   shares of Class B
   Common Stock to
   520,084 shares of
   Class A Common Stock                   5            (5)            --            --             --
Conversion of convertible
   subordinated debentures
   (273,707 shares of Class
   A Common Stock)                        3            --          2,751            --          2,754
Net (loss)                               --            --             --       (16,325)       (16,325)
                                  ---------     ---------      ---------     ---------      ---------
Balance at June 30, 1999          $     143     $      60      $ 263,882     $  12,349      $ 276,434
                                  =========     =========      =========     =========      =========



                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  YEAR ENDED JUNE 30,
                                                                                                  -------------------
                                                                                         1997             1998             1999
                                                                                         ----             ----             ----
OPERATING ACTIVITIES
Net income (loss)                                                                      $  11,272        $  11,331        $ (16,325)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating
   activities:
      Non-cash portion of nonrecurring charges                                                --            5,229            1,486
      Depreciation and amortization                                                        8,885           16,454           23,512
      Provision for doubtful accounts                                                      1,325            2,279           35,568
      Deferred income taxes                                                                1,147               47           (3,665)
      Cumulative effect of accounting change, net of taxes                                    --               --            2,921
      Non-cash profit sharing expense                                                         --               --              450
      Changes in assets and liabilities, net of effects of assets and liabilities acquired:
            Trade accounts receivable                                                    (22,932)         (55,086)         (58,702)
            Inventories                                                                   (3,796)         (12,098)          (5,759)
            Trade accounts payable                                                         2,447           18,040           15,930
            Accrued expenses                                                               9,762            1,543           (2,366)
            Prepaid expenses and other                                                       162           (2,585)         (17,042)
                                                                                       ---------        ---------        ---------
Net cash provided by (used in) operating
   activities                                                                              8,272          (14,846)         (23,992)

INVESTING ACTIVITIES
Capital expenditures for property, plant
   and equipment                                                                          (9,893)         (24,019)         (29,400)
Proceeds from sales of assets                                                                247            1,183              300
Purchases of businesses                                                                 (137,080)        (171,083)            (653)
Other                                                                                     (3,237)          (8,872)          (5,264)
                                                                                       ---------        ---------        ---------
Net cash used in investing activities                                                   (149,963)        (202,791)         (35,017)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                     159               13            1,664
Repayment of long-term debt                                                               (5,679)          (4,135)          (1,675)
Borrowings on line-of-credit                                                              34,236          169,299          108,325
Payments on line-of-credit                                                               (23,951)         (31,784)         (41,425)
Proceeds from convertible subordinated debentures                                             --           97,250               --
Proceeds from issuance of common stock and
   exercise of stock options                                                             123,626               20              358
                                                                                       ---------        ---------        ---------
Net cash provided by financing activities                                                128,391          230,663           67,247
                                                                                       ---------        ---------        ---------
Net (decrease) increase in cash and
   cash equivalents                                                                      (13,300)          13,026            8,238
Cash and cash equivalents at beginning of period                                          21,460            8,160           21,186
                                                                                       ---------        ---------        ---------
Cash and cash equivalents at end of period                                             $   8,160        $  21,186        $  29,424
                                                                                       =========        =========        =========

Supplemental disclosure of cash flow information: Cash paid during the year for:
   Interest                                                                            $   1,116        $   5,076        $  20,179
                                                                                       =========        =========        =========
   Income taxes                                                                        $   6,925        $   8,533        $   1,792
                                                                                       =========        =========        =========


                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1997, 1998 AND 1999
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

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

REVENUE RECOGNITION

      Revenue is recognized when products or services are provided to the customer. A significant portion of the Company's revenues from sales of pharmaceutical and related products are reimbursable from Medicaid and Medicare programs. The Company monitors its receivables from these and other third-party payor programs and reports such revenues at the net realizable amount expected to be received from third-party payors. Revenue from Medicaid and Medicare programs accounted for 39% and 3%, respectively, of the Company's net patient revenue for the year ended June 30, 1999.

      Movement of the allowance for doubtful accounts is as follows:

                          Balance at      Provision for                      Write-offs     Balance at
                          Beginning of       Doubtful                          Net of         End of
                            Period           Accounts         Acquisitions   Recoveries       Period
                          -------------   -------------      -------------  ------------     ----------
Fiscal Year
Ended June 30,
      1999                 $ 18,427          $35,568            $    --      $ (15,115)       $ 38,880

      1998                   13,275            2,279              6,354         (3,481)         18,427

      1997                    3,629            1,325              9,846         (1,525)         13,275


CASH EQUIVALENTS

      The Company considers all investments in highly liquid instruments with original maturities of three months or less at the date purchased to be cash equivalents. Investments in cash equivalents are carried at cost which approximates market value.


INVENTORIES

      Inventories for all business units consist primarily of purchased pharmaceuticals and medical supplies and are stated at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method for 5% of the June 30, 1999 net inventory balance and by using the first-in, first-out
(FIFO) method for the remaining 95%. If the FIFO inventory valuation method had been used, inventories would have been $619 and $764 higher at June 30, 1998 and 1999, respectively.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost. Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets which are as follows:

     Buildings                                                   30 years
     Machinery, equipment and vehicles                       5 - 10 years
     Computer equipment and software                         3 -  5 years
     Furniture, fixtures and leasehold improvements          3 - 10 years

      Depreciation expense was $4,347, $7,813 and $11,420 for the years ended June 30, 1997, 1998 and 1999, respectively.

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

      Debt issuance costs are included in other assets and are amortized using the effective interest method over the life of the related debt.

INCOME TAXES

      The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This accounting standard requires that the liability method be used in accounting for income taxes. Under this accounting method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that apply in the periods in which the deferred tax asset or liability is expected to be realized or settled.

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

EARNINGS PER SHARE

      The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share". Under this accounting standard, basic earnings per share are computed based on the weighted average number of shares of Class A and Class B shares outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and subordinated convertible debentures.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of all financial instruments of the Company approximates the amounts presented on the consolidated balance sheet with the exception of the $100 million convertible subordinated debt. As of June 30, 1999 and 1998, the fair value of the $100 million convertible subordinated debt was $45 million and $108 million, respectively, based on quoted market prices.

START-UP COSTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", which requires the Company to expense start-up costs as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, does not require restatement of prior periods and is applied as of the beginning of the fiscal year in which the SOP is first adopted. The Company early adopted SOP 98-5 effective as of July 1, 1998 and has reported the initial adoption as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the year ended June 30, 1999. In accordance with the adoption requirements of SOP 98-5, the Company has also restated its previously filed 1999 quarterly results to record the cumulative effect adjustment in the first quarter and expense in the respective quarterly results, those costs incurred and previously deferred in the first, second and third quarters of fiscal 1999 (see Note 14 Quarterly Data, unaudited).

RECENTLY ISSUED ACCOUNTING STANDARDS

In 1998, AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). This statement, which becomes effective for the Company in fiscal 2000, requires that certain costs of developing or obtaining software for internal use be capitalized. The Corporation presently capitalizes the costs required to be capitalized under SOP 98-1 as well as certain conversion related costs that will be required to be expensed on a prospective basis upon the adoption of SOP 98-1. The Company does not expect to incur significant amounts of these conversion related costs in future periods and consequently does not expect the statement to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires that an enterprise report the change in its equity during the period from nonowner sources as other comprehensive income. The Company has evaluated the statement and determined that there are no reportable other comprehensive income items.


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

SOP 94-6  MATERIAL RISKS AND UNCERTAINTIES

      The Company has observed significant industry and customer trends during the last three months of the fiscal year ended June 30, 1999. These trends primarily relate to increased bankruptcies and significant financial difficulties recently experienced by the Company's skilled nursing facilities primarily as a result of greater than expected adverse impact with regard to the implementation of the Medicare Prospective Payment System (PPS) under the Balanced Budget Act of 1997. As a result of these negative trends, the Company has substantially increased its allowance for doubtful accounts as of June 30, 1999 (see Note 11 Special and Nonrecurring Charges). Should the negative trends continue in future periods at levels significantly exceeding those currently estimated by the Company, additional provisions for the accounts receivable recorded as of June 30, 1999 could be required.

2.  LINE OF CREDIT

      In June 1998, the Company entered into a four-year, $150 million revolving credit facility (the credit facility) with a bank, which replaced the existing $135 million revolving credit facility. Under the credit facility, the Company also has available a $10 million swing line revolving facility (swing line). Also in June 1998, the Company entered into a $50 million bridge facility agreement (bridge facility) due December 31, 1998. Effective July 13, 1998, the credit facility was amended increasing the total commitment from $150 million to $245 million and was syndicated to a consortium of 11 banks. Also effective July 13, 1998, the bridge facility was paid with funds under the amended credit facility and was terminated. The credit facility bears interest at a variable rate (6.375% at June 30, 1999) based upon the Eurodollar rate plus a spread of
37.5 to 162.5 basis points, dependent upon the Company's Interest Coverage Ratio. The swing line bears interest at a money market rate (6.725% at June 30, 1999). At June 30, 1999 the credit facility contains certain debt covenants including an Interest Coverage Ratio and minimum consolidated net worth requirements. As of June 30, 1999 the Company had $214,700 outstanding under the credit facility, and no balance outstanding under the swing line.

Effective August 3, 1999, the credit facility was amended to reduce the available commitment from $245 million to $235 million, provide all of the Company assets as security, limit the availability of the facility to use for working capital only, require Lender approval on future acquisitions, and modify covenants and the variable interest rate basis. The amended credit facility bears interest at a variable rate based upon the Eurodollar rate plus a spread of 150 to 275 basis points, dependent upon the Company's ratio of Total Funded Debt to EBITDA.

3. LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                        JUNE 30,
                                                                        --------
                                                                  1998             1999
                                                                  ----             ----
Notes payable to former owners of acquired companies
   maturing through July, 2001, at interest rates
   ranging from 5% to 8%                                         $3,666           $2,788
2% note payable to Pennsylvania Industrial Development
   Authority due in monthly installments through
   June, 2010, and secured through an interest                      543              505
   in a building of the Company
Collateralized lease obligations with interest ranging
   from 7% to 16% due monthly through April, 2004                   685            1,709
Other                                                               533              414
                                                               --------          -------
Total long-term debt                                              5,427            5,416
Less current portion                                              1,548            3,480
                                                                -------           ------
Long-term debt, excluding current portion                        $3,879           $1,936
                                                                 ======           ======

      The aggregate maturities of the long-term debt for each of the five years subsequent to June 30, 1999 are as follows:

FISCAL YEAR ENDING JUNE 30,                                AMOUNT
- ---------------------------                                ------
2000                                                       $3,480
2001                                                          635
2002                                                          447
2003                                                          249
2004                                                          136
Thereafter                                                    469
                                                           ------
                                                           $5,416
                                                           ======

4. INCOME TAX EXPENSE

      Income tax expense (benefit), including the income tax benefit related to the cumulative effect of accounting change, for each of the three years ended June 30, 1999 consists of:

                                1997                                  1998                              1999
                                ----                                  ----                              ----
                    CURRENT   DEFERRED       TOTAL      CURRENT     DEFERRED    TOTAL      CURRENT    DEFERRED    TOTAL
                    -------   --------       -----      -------     --------    -----      -------    --------    -----
Federal             $5,614     $   887      $6,501       $6,792     $   55      $6,847     $(3,994)   $(3,218)    $(7,212)

State and local      1,894         260       2,154        2,175         (8)      2,167      (1,929)      (447)     (2,376)
                    ------     -------      ------       ------     ------      ------     -------    -------     -------

                    $7,508     $ 1,147      $8,655       $8,967     $   47      $9,014     $(5,923)   $(3,665)    $(9,588)
                    ======     =======      ======       ======     ======      ======     =======    =======     =======

      Reconciliations of income taxes at the United States Federal statutory rate to the effective income tax rate for the three years ended June 30, 1999 are as follows:

                                                                                        1997            1998            1999
                                                                                        ----            ----            ----
Income taxes at the United States statutory rate                                      $6,974           $7,121          $(9,070)
State and local income taxes                                                           1,231            1,414           (1,544)
Goodwill amortization                                                                    521              604              640
Tax exempt interest                                                                      (13)              --               --
Other - net                                                                              (58)            (125)             386
                                                                                      ------           ------          -------
Total provision for income tax expense (benefit)                                       8,655            9,014           (9,588)
Income tax benefit from cumulative effect of accounting change                            --               --            1,948
                                                                                      ------           ------            -----
Net provision excluding benefit related to cumulative effect of accounting change     $8,655           $9,014          $(7,640)
                                                                                      ======           ======           ======


      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

                                                                                               JUNE 30,
                                                                                               --------
                                                                                        1998              1999
                                                                                        ----              ----
                  Deferred tax assets (liabilities):
                     Allowance for doubtful accounts                                  $   6,872         $ 15,440
                     Accrued expenses and other                                           5,141            6,090
                     Loss carryforwards                                                   2,064            1,963
                     Depreciable assets and other                                          (551)          (3,122)
                     Intangibles                                                        (12,195)         (18,678)
                                                                                      ---------        ---------
                  Net deferred tax assets                                             $   1,331        $   1,693
                                                                                      =========        =========


At June 30, 1999 the Company has net operating loss carryforwards of $4.9 million for income tax purposes that expire in years 2010 through 2012. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities.

5. OPERATING LEASES

      The Company is obligated under operating leases primarily for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of June 30, 1999 are as follows:

FISCAL YEAR ENDING JUNE 30,                                AMOUNT
- ---------------------------                                ------

2000                                                       $5,514
2001                                                        3,987
2002                                                        3,122
2003                                                        2,144
2004                                                        1,339
Thereafter                                                  2,133
                                                          -------
                                                          $18,239
                                                          =======

      Total rent expense under all operating leases for the years ended June 30, 1997, 1998 and 1999 was $2,338, $6,577 and $9,214, respectively.


6. PROFIT-SHARING PLAN

      The Company maintains a profit sharing plan with an Internal Revenue Code
Section 401(k) feature covering substantially all of its employees. Under the terms of the plan, the Company will match up to 20% of the first 10% of eligible employee contributions. Effective January 1, 1999 the Company amended the profit sharing plan to provide for the Company match to be contributed as the Company's common stock.

      The Company's aggregate contributions to the plan and related expense were $437, $740 and $1,035 for the years ended June 30, 1997, 1998 and 1999, respectively.


7. RELATED PARTY TRANSACTIONS

      The Company leases 16 of its facilities from entities affiliated with former owners of certain businesses acquired, who are employees of the Company. The buildings are used for operations of the Company. Rent expense of $1,004, $1,128 and $1,340 was incurred under these leasing arrangements in the years ended June 30, 1997, 1998 and 1999, respectively.

8. STOCKHOLDER'S EQUITY

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

      On August 3, 1999 the Company amended its line of credit agreement entering into several restrictive covenants including a restriction on declaration and payment of cash dividends to shareholders.

      During fiscal 1995, the Company issued $1,900 of 8% convertible subordinated debentures (1995 debentures) due 1997. The 1995 debentures were converted into 188,952 shares of Class A Common Stock during fiscal 1996. During fiscal 1996, the Company issued $7,000 of 8% and $925 of 7% convertible subordinated debentures due 1998 and $5,000 of 10% convertible subordinated debentures due 1996 (collectively, 1996 debentures). During fiscal 1996, $6,375 of the 1996 debentures were converted into 493,357 shares of Class A Common Stock. During fiscal 1997, $1,736 of the 1996 debentures were converted into 172,569 shares of Class A Common Stock. During fiscal 1998, $2,061 of the 1996 debentures were converted into 204,880 shares of Class A Common Stock. The remaining $2,754 of the 1996 debentures were converted into 273,707 shares of Class A Common Stock during fiscal 1999.

         On August 13, 1997, the Company issued $100,000 of convertible subordinated debentures (1998 debentures) due 2004. Net proceeds to the Company were approximately $97,250, net of underwriting discounts and expenses. The 1998 debentures carry an interest rate of 5 3/4% and are convertible into shares of Class A Common Stock at any time prior to maturity at $32.70 per share. A portion of the proceeds from the debenture offering was used to repay approximately $21,000 of outstanding indebtedness under short-term borrowings.

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

      In January 1996, the Company adopted a Long Term Incentive Plan (the Plan) to provide up to 700,000 shares of Class A Common Stock for awards of incentive and nonqualified stock options to officers and key employees of the Company. During fiscal 1996 the Company granted 56,500 nonqualified stock options and 27,540 incentive stock options, all at $16.50 per share, the price at the initial public offering. The nonqualified stock options have a term of five years and become exercisable in thirds on February 1, 1998, 1999 and 2000. The incentive stock options have a term of six years and become exercisable in fifths of each year on February 1, 1997, 1998, 1999, 2000 and 2001. During fiscal 1997 and 1999 the Company granted 301,250 and 345,250 nonqualified stock options, respectively, at an exercise price of $20.00 and $15.00 per share, respectively, the market values of the stock on the dates of the grant. The fiscal 1997 nonqualified stock options have a term of five years and become exercisable in thirds on April 1, 1999, 2000 and 2001. The fiscal 1999 options have a term of five years and become exercisable in thirds on November 1, 2000, 2001, and 2002.

      In October 1998, the Company adopted the 1998 Performance Plan
(the Performance Plan) to provide up to 1,200,000 shares of Class A Common Stock for awards of incentive and nonqualified stock options to directors, officers and key employees of the Company. During fiscal 1999, the Company granted
85,000 nonqualified stock options at an exercise price of $18.50 per share, the market value of the stock on the date of the grant. These nonqualified stock options have a term of five years and become exercisable in thirds on January 1, 2001, 2002 and 2003.

      The Company's stock option activity and related information for the years ended June 30 is summarized as follows:

                                 1997                            1998                         1999
                                 ----                            ----                         ----
                                                Weighted                         Weighted               Weighted
                                                Average                          Average                 Average
                                                Exercise                         Exercise               Exercise
                                Options          Price          Options           Price      Options      Price
                                -------          -----          -------           -----      -------      -----
Outstanding at
  beginning of
  year                          267,575         $  8.84         566,825         $ 14.74      535,188      $14.64
Granted                         301,250           20.00               -              --      430,250       15.69
Exercised                            --              --          (2,637)           7.49      (73,237)       4.87
Forfeited                        (2,000)          16.50         (29,000)          19.64      (45,507)      18.63
                                -------        --------        --------         -------      -------      ------
Outstanding at
  end of year                   566,825        $  14.74         535,188          $14.64      846,694      $15.82
                                =======        ========        ========         =======      =======      ======
Exercisable at
  end of year                   141,658                         185,604                      237,872
                                =======                         =======                      =======

      The weighted average fair value of options granted during fiscal 1997 and 1999 was $8.89 and $7.65 per share, respectively. Exercise prices for options outstanding as of June 30, 1999 ranged from $7.33 to $20.00 for the options granted in fiscal 1996, 1997, and 1998 and are $6.19 for the options granted during the period from 1987 through 1995. The weighted-average remaining contractual life of those options is 3.6 years for the options granted during the fiscal years 1996, 1997, and 1999 and 5.2 years for the options granted during the fiscal years 1987 through 1995 and 1999.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.00%; a dividend yield of 0.00%; a volatility factor of the expected market price of the Company's Class A Common Stock ranging from .482 to .520; and a weighted-average expected option life ranging from 4 to 4.5 years.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the three years ended June 30, 1999 is as follows (in thousands except for earnings per share information):

                                        1997             1998         1999
                                        ----             ----         ----
Net income (loss) - basic             $11,120          $10,876      $(17,029)
Net income (loss) - diluted           $11,400          $10,876      $(17,029)
Earnings per share - basic            $  0.70          $  0.57      $  (0.84)
Earnings per share - diluted          $  0.68          $  0.56      $  (0.84)


10. ACQUISITIONS

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

     Certain of the Company's acquistion agreements provide for contingent purchase price arrangements under which the purchase price paid may be subsequently increased upon the achievement of specific operating performance targets during post acquisition periods. The additional purchase price, payable in cash or Company stock is recorded, if earned, upon resolution of the contingent factors. Depending on the outcome of various contingent factors, the purchase price contingently payable could have a material effect on the Company's financial condition and results of operations.

     There were no significant acquisitions during the fiscal year ended
June 30,1999. The following table summarizes the aggregate purchase price for all businesses acquired during the fiscal years ended:

                                               YEAR ENDED JUNE 30,
                                               -------------------
                                                      1997               1998
                                                      ----               ----

Cash                                                $137,080         $171,083
Debt                                                   3,804              959
Class A Common Stock                                  25,492           16,812
                                                    --------         --------
Total                                               $166,376         $188,854
                                                    ========         ========

      The results of operations of all businesses acquired have been included in the consolidated financial statements of the Company from the dates of the respective acquisitions. All of the businesses acquired provide substantially similar services as the existing company.

      Unaudited pro forma data as though the Company had completed its secondary public offering and had purchased all businesses at the beginning of the fiscal year ended June 30, 1998 is set forth below:

                                                  1998*
                                                  -----

Revenues                                        $608,186
Net income                                      $ 10,433
Earnings per share - basic                      $   0.53
Earnings per share - diluted                    $   0.52

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


11. SPECIAL AND NONRECURRING CHARGES

      During the fourth quarter of fiscal 1999, the Company recorded special and nonrecurring charges of $40.5 million ($24.3 million net of tax). A special charge of $32.4 million before tax was recorded to increase the allowance for doubtful accounts, and nonrecurring charges of $8.1 million before tax were recorded in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items.

      The special charge to increase the allowance for doubtful accounts resulted from significant changes observed in industry and customer trends during the last three months of the fiscal year ended June 30, 1999, and items encountered from recent acquisitions. The circumstances of the customer and industry trends primarily relate to increased bankruptcies and significant financial difficulties recently experienced by the Company's customers primarily as a result of the Medicare Prospective Payment System implementation. The acquisition items encountered pertain to specific accounts receivable collectibility issues identified relating to previous utilization of "legacy" systems, and other nonrecurring issues which have resulted in potentially uncollectible accounts receivable.

      During the fourth quarter of fiscal 1999, the Company adopted a new plan of restructuring to consolidate certain pharmacy sites in similar geographies. The plan is a continuation of the plan adopted in fiscal 1998 to combine pharmacies in close proximity in order to improve operating efficiencies. As a result of the new exit plan, 4 additional pharmacy sites will be consolidated into either a new or existing location. During the year ended June 30, 1999, the Company recorded nonrecurring charges of $4.7 million related to the new site consolidations and additional costs incurred on the site consolidations announced in the prior year. These costs consist of $2.1 million related to employee severance and other compensation related expenses, $0.6 million related to lease termination costs and $2.0 million related to asset impairments and other miscellaneous costs. As of June 30, 1999, three site consolidations had been completed with the remainder expected to be completed by the end of fiscal 2000.

      The remaining $3.4 million of the nonrecurring charge primarily relates to severance incurred during the fourth quarter associated with the Company's expense reduction initiatives, additional acquisition related and other miscellaneous expenses.

      Employee severance costs included in the nonrecurring charge relate to the termination of 120 employees.

Details of the fourth quarter fiscal 1999 special and nonrecurring charge are as follows:

                                                         Nonrecurring                    Reserve
     Description                    Cash/Non-cash           Charge       Activity      At 6/30/99
     -----------                    -------------        ------------    --------      ----------
Site Consolidations
     Severance/compensation related   Cash               $   2,100       $ (1,500)     $     600
     Lease terminations               Cash                     600           (100)           500
     Asset impairments                Non-cash               1,500         (1,500)            --
     Other                            Cash                     500           (500)            --

Special increase to allowance         Non-cash              32,400        (32,400)            --

Other                                 Cash                   3,400         (2,700)           700
                                                         ---------       --------      ---------
Total                                                    $  40,500       $(38,700)     $   1,800
                                                         =========       ========      =========

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

      During the fourth quarter of fiscal 1998, the Company adopted a formal plan of restructuring to consolidate certain pharmacy sites in similar geographies. The plan combined pharmacies in close proximity in order to improve operating efficiencies. As a result of the exit plan, 17 pharmacy sites will be consolidated into either a new or existing location. The Company recorded nonrecurring charges of $5,300 related to the site consolidations which consisted of $500 related to employee severance costs in relation to the termination of 149 employees, $700 related to lease termination costs and $4,100 related to asset impairments and other miscellaneous costs. As of June 30, 1999, fourteen site consolidations had been completed with the remainder expected to be completed by the end of fiscal 2000. All employee terminations under the plan have occurred as of June 30, 1999.

      Approximately $900 of the nonrecurring charge relates to the buyout of existing employment agreements with the prior owners of certain acquired businesses.

      In June 1998, the Company's new credit facility and bridge facility replaced the existing $135 million revolving credit facility. The new credit facility and bridge facility were replaced in July 1998 by a $245 million revolving credit facility (see Note 2). Approximately $1.3 million of the nonrecurring charge relates to the write-off of deferred financing fees on the $135 million revolving credit facility and certain financing fees associated with the new credit facility and bridge facility.

      The remaining $1.4 million of the nonrecurring charge primarily relates to additional acquisition related expenses.

      The Company anticipates that the activities related to the costs included in the reserve as of June 30, 1999 will be completed in fiscal 2000.

Details of the fourth quarter fiscal 1998 nonrecurring charge and activity through June 30, 1999 are as follows:


                                                      Nonrecurring                    Reserve                             Reserve
     Description                     Cash/Non-cash      Charge       Activity        At 6/30/98         Activity        At 6/30/99
     -----------                     -------------   -------------   --------        ----------         --------        ----------
Site Consolidations
     Severance packages                Cash            $  500        $    --          $    500          $  (500)        $    --

     Lease terminations                Cash               700             --               700             (400)            300
     Asset impairments                 Non-cash         3,500         (3,500)               --               --              --
     Other                             Cash               600           (400)              200             (200)             --

Buyout of employment agreements        Cash               900           (200)              700             (600)            100

Write-off financing fees               Non-cash         1,300         (1,300)               --               --              --

Other
     Cash                                               1,000           (800)              200             (100)            100
     Non-cash                                             400           (400)               --               --              --
                                                       ------        -------          --------          -------         -------
Total                                                  $8,900        $(6,600)         $  2,300          $(1,800)        $   500
                                                       ======        =======          ========          =======         =======

12. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                1997         1998            1999
                                                                ----         ----            ----
Numerator:
    Numerator for basic earnings per share - net income       $11,272       $11,331       $  (16,325)
     Effect of dilutive securities:
        Convertible debentures                                    280            --               --
                                                              -------       -------       ----------

        Numerator for diluted earnings per share              $11,552       $11,331       $  (16,325)
                                                              =======       =======       ==========

Denominator:
    Denominator for basic earnings per share -
        weighted average common shares                         15,991        19,100           20,200
    Effect of dilutive securities:
        Stock options                                             207           272               --
        Convertible debentures                                    645            --               --
                                                              -------       -------       ----------

    Dilutive potential common shares                              852           272               --
                                                              -------       -------       ----------

        Denominator for diluted earnings per share             16,843        19,372           20,200
                                                              =======       =======       ==========

Basic earnings per share:
    Income (loss) before accounting change                    $  0.70       $  0.59       $    (0.66)
    Cumulative effect of change in accounting principle            --            --            (0.15)
                                                              -------       -------       ----------
    Net income (loss) per share                               $  0.70       $  0.59       $    (0.81)
                                                              =======       =======       ==========

Diluted earnings per share:
    Income (loss) before accounting change                    $  0.69       $  0.58       $    (0.66)
    Cumulative effect of change in accounting principle            --            --            (0.15)
                                                              -------       -------       ----------
    Net income (loss) per share                               $  0.69       $  0.58       $    (0.81)
                                                              =======       =======       ==========

At June 30, 1999 the Company has $100,000 of convertible subordinated debentures outstanding that are convertible into 3,058,104 shares of Class A Common Stock and 846,694 of employee stock options that are potentially dilutive that were not included in the computation of diluted earnings per share as their effect would be antidilutive. The Company had $102,753 of convertible subordinated debentures outstanding at June 30, 1998 that are convertible into 3,331,937 shares of Class A Common Stock that were not included in the computation of diluted earnings per share as their effect would be antidilutive.


13. CONTINGENCIES

         The Company's facility in Indianapolis, Indiana has been the subject of an investigation by federal authorities, and the Company has engaged in discussions with representatives of the U.S. Attorney's office concerning the alleged violations of federal law at that facility. It is possible that the imposition of significant times or other remedies in connection with the Indiana matter could have a material effect on the Company's financial condition and results of operations.

         The Company is involved from time to time in other litigation and regulatory investigations on various matters relating to the conduct of its business and acquisition related events. The Company is unable to predict the ultimate outcome of these other various current litigation and regulatory investigation matters. The Company intends to vigorously defend actions currently pending. However, if the Company is unsuccessful in defending such matters and insurance is unavailable or insufficient, the resolution of certain lawsuits and regulatory investigations could have a material effect on the Company's consolidated financial position, results of operations, and cash flows.

14. QUARTERLY DATA (UNAUDITED)

      Selected quarterly data for the years ended June 30, 1998 and 1999:

                                                                  YEAR ENDED JUNE 30, 1998
                                                                  ------------------------
                                         FIRST           SECOND          THIRD          FOURTH
                                        QUARTER         QUARTER         QUARTER         QUARTER           TOTAL
                                        -------         -------         -------         -------           -----
Revenues                               $ 103,711       $ 114,508       $ 137,669       $ 153,177        $ 509,064
Gross profit                              26,226          29,039          34,857          38,725          128,847
Nonrecurring charge (b)                       --              --              --           8,862            8,862
Operating income                           6,873           7,810           9,467           1,940           26,090
Net income (loss)                      $   3,632       $   4,022       $   4,365       $    (689)       $  11,331
Earnings per share - basic (a)         $    0.20       $    0.21       $    0.22       $   (0.03)       $    0.59
Earnings per share - diluted (a)       $    0.20       $    0.21       $    0.22       $   (0.03)       $    0.58


                                  YEAR ENDED JUNE 30, 1999 (AS ORIGINALLY REPORTED)
                                  -------------------------------------------------
                                        FIRST          SECOND          THIRD
                                       QUARTER         QUARTER        QUARTER
                                       -------         -------        -------
Revenues                               $172,846       $178,030       $184,611
Gross profit                             43,856         45,400         47,444
Operating income (c)                     12,812         13,594         14,629
Net income                             $  4,750       $  5,343       $  5,874
Earnings per share - basic (a)         $   0.24       $   0.27       $   0.29
Earnings per share - diluted (a)       $   0.24       $   0.26       $   0.29


                                                                   YEAR ENDED JUNE 30, 1999 (AS RESTATED)
                                                                   --------------------------------------
                                                   FIRST           SECOND           THIRD           FOURTH
                                                  QUARTER          QUARTER         QUARTER          QUARTER            TOTAL
                                                  -------          -------         -------          -------            -----
Revenues                                         $ 172,846        $ 178,030       $ 184,611        $ 182,338        $ 717,825
Gross profit                                        43,856           45,400          47,444           40,578          177,278
Special charge to increase allowance
    for doubtful accounts (d)                           --               --              --           32,384           32,384
Nonrecurring charge (d)                                 --               --              --            8,115            8,115
Operating income (loss) (c)                         11,055           11,111          11,354          (36,263)          (2,743)
Cumulative effect of accounting change (c)          (2,921)              --              --               --           (2,921)
Net income (loss)                                $     827        $   3,915       $   3,959        $ (25,026)       $ (16,325)
Earnings per share - basic (a)                   $    0.04        $    0.19       $    0.20        $   (1.23)       $   (0.81)
Earnings per share - diluted (a)                 $    0.04        $    0.19       $    0.20        $   (1.23)       $   (0.81)


(a) Earnings per share is calculated independently for each quarter and the sum of the quarters may not necessarily be equal to the full year earnings per share amount.
(b) A nonrecurring charge of $8,862 before taxes and $5,317 after taxes, or $0.28 per basic share and $0.27 per diluted share, was recorded during the fourth quarter of 1998 related to restructuring and other nonrecurring expenses in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items. For the year ended June 30, 1998, net income, excluding this nonrecurring charge, was $16,648 or $0.87 per basic share and $0.86 per diluted share.
(c) Selling, general and administrative expenses as originally reported for the first, second and third quarters of 1999 include pre-tax costs of $1,757, $2,483 and $3,275, respectively, that would have been capitalized prior to the adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities." The $2,921 cumulative effect of accounting change represents start-up costs, net of tax, that were previously capitalized as of June 30, 1998.
(d) Special and nonrecurring charges of $40,499 before taxes and $24,299 after taxes, or $1.20 for both basic and diluted share, were recorded during the fourth quarter of 1999. The special charges consists of an increase to the allowance for doubtful accounts, and other nonrecurring charges in association with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items. For the year ended June 30, 1999, net income, excluding these nonrecurring charges and the effects of adopting SOP 98-5, was $17,909 or $0.88 per basic and diluted share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The information regarding Directors appearing under the caption "Election of Directors" in the Company's Definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held in 1999 (the "1999 Proxy Statement") is incorporated herein by reference, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this item as to the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 1999 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to "Executive Compensation" in the 1999 Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to "Stock Ownership of Principal Holders and Management" in the 1999 Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      To the extent applicable the information required by this item is incorporated herein by reference to "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the 1999 Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Form 10-K:

      1.   Financial Statements

                  The 1999 Consolidated Financial Statements of NCS HealthCare, Inc. are included in Part II, Item 8.

      2. Financial Statement Schedules. All financial statement schedules for the Company and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

      3.   Exhibits

                  See the Index to Exhibits at page E-1 of this Form 10-K.

(b)    Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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

Date: September 28, 1999

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature Title

/s/ JON H. OUTCALT               Chairman of the Board of Directors
Jon H. Outcalt

KEVIN B. SHAW                    President, Chief Executive Officer and Director
Kevin B. Shaw                    (Principal Executive Officer)

GERALD D. STETHEM                Chief Financial Officer (Principal Financial
Gerald D. Stethem                and Accounting Officer)

PHYLLIS K. WILSON                Director
Phyllis K. Wilson

                                 Director
A. Malachi Mixon III

                                 Director
Boake A. Sells

                                 Director
Richard L. Osborne

Date: September 28, 1999

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

2.6               Asset Purchase Agreement, dated December 29, 1997, by and
                  among the Company, NCS HealthCare of New York, Inc., Thrift
                  Drug, Inc., Fay's Incorporated and Eckerd Corporation                      (C)

2.7               Asset Purchase Agreement, dated April 10, 1998, among the
                  Company, NCS Acquisition Sub, Inc., Walgreens Advance Care,
                  Inc. and Walgreen Co. Incorporated and Eckerd Corporation                 (D)

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

4.3               Form of 53/4% Convertible Subordinated Debentures due 2004                (F)

4.4               Indenture, dated August 13, 1997, between the Company and National
                  City Bank, as Trustee                                                     (F)


* 10.1            Deferred Compensation Agreement, dated as of January 1, 1994, by and between Modern Pharmacy Consultants, Inc. and
                  Phyllis K. Wilson                                                         (E)

* 10.2            1996 Long Term Incentive Plan                                             (C)

* 10.3            Aberdeen Group, Inc. 1995 Amended and Restated Employee Stock
                  Purchase and Option Plan                                                  (C)


                                       Sequential
Exhibit No.                            Description                                          Page
- -----------                            -----------                                          ----

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

10.9              Lease Agreement, dated as of January 17, 1995, by and among
                  Calvin Hunsicker, Brenda Hunsicker and Aberdeen Group, Inc.               (E)

10.10             Form of Indemnity Agreement by and between the Company and
                  each of its Directors and Executive Officers                              (E)

*10.11            Employment and Noncompetition Agreement, dated as of
                  September 1, 1996, by and between Aberdeen Group, Inc. and
                  William B. Bryum                                                          (E)

10.12             Credit Agreement, dated as of June 1, 1998, among the Company,            (G)
                  the lending institutions named therein and KeyBank National
                  Association, as the Swing Line Lender, Letter of Credit Issuer
                  and Administrative Agent

10.13             Letter Agreement, dated June 1, 1998, between the Company                 (G)
                  and KeyBank national Association regarding Capital Markets
                  Bridge Facility

10.14             Amendment No. 1, dated as of July 13, 1998, to the Credit                 (G)
                  Agreement, dated as of June 1, 1998, among the Company, the lending institutions named therein and KeyBank National
                  Association, as the Swing Line Lender, Letter of Credit Issuer
                  and Administrative Agent

10.15             Amendment No. 2, dated March 3, 1999, to the Credit Agreement             (H)
                  dated as of June 1, 1998, among the Company and the Lenders named therein, NBD Bank and National City Bank, as co-agents, and KeyBank National Association, as a Lender, the Swing Line
                  Lender, the Letter of Credit Issuer and as Administrative Agent

10.16 Amendment No. 3, dated August 3, 1999, to the Credit Agreement dated as of June 1, 1998, among the Company and the Lenders named therein, NBD Bank and National City Bank, as co-agents, and KeyBank National Association, as a Lender, the Swing Line
                  Lender, the Letter of Credit Issuer and as Administrative Agent

10.17             Security Agreement, dated as of August 3, 1999, among the
                  Company, its subsidiaries and KeyBank National Association

* 10.18           Separation Agreement, effective as of June 11, 1999, between
                  Jeffery R. Steinhilber and the Company

21.1              Subsidiaries of the Company

27.1              Financial Data Schedule

*        Management contract or compensatory plan or arrangement.

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

(G) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

(H) Incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.