Form 10-Q
period 1999-09-30
NCS HEALTHCARE INC
filed 1999-11-15
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date.

Class A Common Stock, $.01 par value -- 14,516,329 shares as of November 9, 1999 Class B Common Stock, $.01 par value -- 5,871,811 shares as of November 9, 1999

                               NCS HEALTHCARE, INC.
                                 AND SUBSIDIARIES

                                       INDEX

                                                                             Page
                                                                             ----
Part I.  Financial Information:

Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets-
               September 30, 1999 and June 30, 1999                            3

          Condensed Consolidated Statements of Income-
               Three months ended-
               September 30, 1999 and 1998                                     4

          Condensed Consolidated Statements of Cash Flows-
               Three months ended-
               September  30, 1999 and 1998                                    5

Notes to Condensed Consolidated Financial Statements - September  30, 1999     6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                        10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           16

Part II. Other Information:

Item 6.  Exhibits and Reports on Form  8-K                                    17

Signatures                                                                    18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     NCS HEALTHCARE, INC.
                                       AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                      (Unaudited)    (Note A)
                                                                     September 30,   June 30,
                                                                         1999          1999
                                                                     -------------  ---------
ASSETS
Current Assets:
Cash and cash equivalents                                              $ 20,356     $ 29,424
Accounts receivable, less allowances                                    164,462      160,168
Inventories                                                              49,184       49,244
Other                                                                    40,335       46,397
                                                                       --------     --------
                   Total current assets                                 274,337      285,233

Property and equipment, at cost net of accumulated
          depreciation and amortization                                  58,016       59,116
Goodwill, less accumulated amortization                                 341,153      343,247
Other assets                                                             12,853       11,903
                                                                       --------     --------
                   Total assets                                        $686,359     $699,499
                                                                       ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
          Accounts payable                                             $ 52,245     $ 50,061
          Accrued expenses and other liabilities                         32,158       37,777
                                                                       --------     --------
                   Total current liabilities                             84,403       87,838

Line of credit                                                          203,120      214,700
Long-term debt, excluding current portion                                 1,993        1,936
Convertible subordinated debentures                                     100,000      100,000
Other                                                                    18,564       18,591


Stockholders' Equity:
          Preferred stock, par value $ .01 per share, 1,000,000
              shares authorized; none issued                                 --           --
          Common stock, par value $ .01 per share:
              Class A - 50,000,000 shares authorized; 14,453,662
                and 14,277,492 shares issued and outstanding at
                September 30, 1999 and June 30, 1999, respectively          145          143
              Class B - 20,000,000 shares authorized; 5,899,673
                and 6,005,280 shares issued and outstanding at
                September 30, 1999 and June 30, 1999, respectively           59           60
          Paid-in capital                                               264,198      263,882
          Retained earnings                                              13,877       12,349
                                                                       --------     --------
                   Total stockholders' equity                           278,279      276,434
                                                                       --------     --------
                   Total liabilities and stockholders' equity          $686,359     $699,499
                                                                       ========     ========

Note A: The balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                                NCS HEALTHCARE, INC.
                                  AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                               1999         1998
                                                             --------     --------
Revenues                                                     $184,191     $172,846
Cost of revenues                                              143,891      128,990
                                                             --------     --------
Gross profit                                                   40,300       43,856
Selling, general and administrative expenses (1)               32,040       32,801
                                                             --------     --------
Operating income                                                8,260       11,055
Interest expense, net                                           5,670        4,478
                                                             --------     --------
Income before income taxes                                      2,590        6,577
Income tax expense                                              1,062        2,829
Cumulative effect of accounting change, net of taxes (1)           --       (2,921)
                                                             --------     --------
Net income                                                   $  1,528     $    827
                                                             ========     ========

Net income per share - basic                                 $   0.08     $   0.04
                                                             ========     ========
Net income per share - diluted                               $   0.08     $   0.04
                                                             ========     ========

Income before cumulative effect
  of accounting change per share - basic                     $   0.08     $   0.19
                                                             ========     ========
Income before cumulative effect of accounting
  change per share - diluted                                 $   0.08     $   0.19
                                                             ========     ========

Shares used in the computation - basic                         20,322       20,085
                                                             ========     ========
Shares used in the computation - diluted                       20,322       20,171
                                                             ========     ========

(1) As disclosed in the Form 10-K for the year ended June 30, 1999, selling, general and administrative expenses as originally reported for the first quarter of fiscal 1999 excluded pre-tax costs of $1,757 that were capitalized prior to the adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities." The $2,921 cumulative effect of the accounting change represents start-up costs, net of tax, that were previously capitalized as of June 30, 1998. As a result of the restatement for the adoption of SOP 98-5, net income and diluted earnings per share, were reduced by $3,923 and $0.20 from the originally reported amounts of $4,750 and $0.24, respectively, for the first quarter of fiscal 1999.

            See notes to condensed consolidated financial statements.

                                   NCS HEALTHCARE, INC.
                                     AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                      (IN THOUSANDS)

                                                                     Three Months Ended
                                                                        September 30,
                                                                   ----------------------
                                                                     1999          1998
                                                                   --------      --------
OPERATING ACTIVITIES
Net income                                                         $  1,528      $    827
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
          Depreciation and amortization                               6,300         5,746
          Cumulative effect of accounting change, net of taxes           --         2,921
          Changes in assets and liabilities, net of effects of
             assets and liabilities acquired:
                   Accounts receivable, net                          (4,294)      (17,747)
                   Accrued expenses and other liabilities            (3,196)       (5,103)
                   Other, net                                         6,438        (6,482)
                                                                   --------      --------
Net cash provided by (used in) operating activities                   6,776       (19,838)
                                                                   --------      --------

INVESTING ACTIVITIES
Purchases of businesses                                                  --          (425)
Capital expenditures for property and equipment, net                 (2,329)       (6,350)
Other                                                                (1,753)       (1,681)
                                                                   --------      --------
Net cash used in investing activities                                (4,082)       (8,456)
                                                                   --------      --------

FINANCING ACTIVITIES
Line-of-credit, net                                                 (11,580)       25,200
Repayment of long-term debt                                            (182)         (250)
                                                                   --------      --------
Net cash (used in) provided by financing activities                 (11,762)       24,950
                                                                   --------      --------

Net decrease in cash and cash equivalents                            (9,068)       (3,344)
Cash and cash equivalents at beginning of period                     29,424        21,186
                                                                   --------      --------
Cash and cash equivalents at end of period                         $ 20,356      $ 17,842
                                                                   ========      ========

            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1999.

2. During the fourth quarter of fiscal 1999, the Company recorded special and nonrecurring charges of $40.5 million ($24.3 million net of tax). A special charge of $32.4 million before tax was recorded to increase the allowance for doubtful accounts, and nonrecurring charges of $8.1 million before tax were recorded in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items.

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

    During the fourth quarter of fiscal 1999, the Company adopted a new plan of restructuring to consolidate certain pharmacy sites in similar geographies. The plan is a continuation of the plan adopted in fiscal 1998 to combine pharmacies in close proximity in order to improve operating efficiencies. As a result of the new exit plan, 4 additional pharmacy sites were consolidated into either a new or existing location as of September 30, 1999. During the year ended June 30, 1999, the Company recorded nonrecurring charges of $4.7 million, before tax, related to the new site consolidations and additional costs incurred on the site consolidations announced in the prior year.

    The remaining $3.4 million of the nonrecurring charge primarily relates to severance incurred during the fourth quarter associated with the Company's expense reduction initiatives, additional acquisition related and other miscellaneous expenses.

    Employee severance costs included in the nonrecurring charge relate to the termination of 120 employees.

    Details of the fourth quarter fiscal 1999 special and nonrecurring charge, related activity and reserve balance are as follows:

                                                        Nonrecurring               Reserve                 Reserve
            Description                Cash/Non-cash       Charge      Activity   At 6/30/99   Activity   At 9/30/99
            -----------                -------------    ------------   --------   ----------   --------   ----------
                                                        (In millions)
Site Consolidations
     Severance/compensation related    Cash                 $ 2.1       $ (1.5)      $ .6        $(.4)       $.2
     Lease terminations                Cash                    .6          (.1)        .5         (.2)        .3
     Asset impairments                 Non-cash               1.5         (1.5)        --          --         --
     Other                             Cash                    .5          (.5)        --          --         --

Special increase to allowance
     for doubtful accounts             Non-cash              32.4        (32.4)        --          --         --

Other                                  Cash                   3.4         (2.7)        .7         (.3)        .4
                                                            -----       ------       ----        ----        ---

Total                                                       $40.5       $(38.7)      $1.8        $(.9)       $.9
                                                            =====       ======       ====        ====        ===


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

    The Company has adopted a formal plan of restructuring that will combine pharmacies in close geographical proximity in order to improve operating efficiencies. As a result of the plan, 17 pharmacy sites will be consolidated into either new or existing locations and an estimated total of 149 employees will be terminated. As of September 30, 1999, 14 site consolidations were completed, with the remainder expected to be completed by the end of fiscal 2000.

Details of the fourth quarter fiscal 1998 nonrecurring charge, related activity and reserve balance are as follows:

                                                        Nonrecurring               Reserve                 Reserve
            Description                Cash/Non-cash       Charge      Activity   At 6/30/99   Activity   At 9/30/99
            -----------                -------------    ------------   --------   ----------   --------   ----------
                                                        (In millions)
Site Consolidations
     Severance packages                Cash                 $ .5         $ (.5)       $--        $ --        $--
     Lease terminations                Cash                   .7           (.4)        .3         (.1)        .2
     Asset impairments                 Non-cash              3.5          (3.5)        --          --         --
     Other                             Cash                   .6           (.6)        --          --         --

Buyout of employment agreements        Cash                   .9           (.8)        .1          --         .1

Write-off financing fees               Non-cash              1.3          (1.3)        --          --         --


Other
     Cash                                                    1.0           (.9)        .1         (.1)        --
     Non-cash                                                 .4           (.4)        --          --         --
                                                            ----         -----        ---        ----        ---

Total                                                       $8.9         $(8.4)       $.5        $(.2)       $.3
                                                            ====         =====        ===        ====        ===

3. The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128):

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        ----------------------
                                                                          1999           1998
                                                                        -------        -------
           Numerator:
             Numerator for basic earnings per share - net income        $ 1,528        $   827
             Effect of dilutive securities:
                Convertible debentures                                       --             --
                                                                        -------        -------

                Numerator for diluted earnings per share                $ 1,528        $   827
                                                                        =======        =======

           Denominator:
              Denominator for basic earnings per share -
                Weighted average common shares                           20,322         20,085
                                                                        -------        -------
              Effect of dilutive securities:
                 Stock options                                               --             86
                 Convertible debentures                                      --             --
                                                                        -------        -------
              Dilutive potential common shares                               --             86
                                                                        -------        -------

              Denominator for diluted earnings per share                 20,322         20,171
                                                                        =======        =======

           Basic earnings per share:
                Net income per share before accounting change           $  0.08        $  0.19
                Cumulative effect of change in accounting principle          --          (0.15)
                                                                        -------        -------
                Net income per share                                    $  0.08        $  0.04
                                                                        =======        =======


           Diluted earnings per share:
                Net income per share before accounting change           $  0.08        $  0.19
                Cumulative effect of change in accounting principle          --          (0.15)
                                                                        -------        -------
                Net income per share                                    $  0.08        $  0.04
                                                                        =======        =======

    At September 30, 1999, the Company has 1,335,944 of employee stock options that are potentially dilutive that were not included in the computation of diluted earnings per share as their effect would be antidilutive. The Company had $100,000,000 of convertible subordinated debentures outstanding at September 30, 1999 and 1998, that were convertible into 3,058,000 shares of Class A Common Stock that were not included in the computation of diluted earnings per share as their effect would be antidilutive for all periods presented.

4. The Company's facility in Indianapolis, Indiana has been the subject of an investigation by federal authorities, and the Company has engaged in discussions with representatives of the U.S. Attorney's office concerning the alleged violations of federal law at that facility. It is possible that the imposition of significant fines or other remedies in connection with the Indiana matter could have a material effect on the Company's financial condition and results of operations.

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

    Certain of the Company's acquisition agreements provide for contingent purchase price arrangements under which the purchase price paid may be subsequently increased upon the achievement of specific operating performance targets during post acquisition periods. The additional purchase price, payable in cash or Company stock is recorded, if earned, upon resolution of the contingent factors. Depending on the outcome of various contingent factors, the purchase price contingently payable could have a material effect on the Company's financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Operating results for the fiscal quarter ended September 30, 1999 continued to be negatively impacted by the implementation of Medicare's Prospective Payment System (PPS). The adverse impact of the implementation of the PPS under the Balanced Budget Act of 1997 for Medicare residents of skilled nursing facilities was significantly greater than anticipated. PPS has created numerous changes to reimbursement policies applicable to skilled nursing under Medicare Part A. Prior to PPS, Medicare reimbursed each skilled nursing facility based on that facility's actual Medicare Part A costs plus a premium. Under PPS, Medicare pays skilled nursing facilities a fixed fee per Medicare Part A patient day based on the acuity level of the patient. The per diem rate covers all items and services furnished during a covered stay for which reimbursement was formerly made separately under Medicare. Consequently, the Company has experienced revenue pressure as a result of nursing facilities attempting to manage pharmaceutical costs along with all other costs associated with patient care under a simple per diem reimbursement amount. In addition, there has been a reduction in utilization of other therapies such as speech, occupational and physical rehabilitation. Additionally, as a result of these changes, skilled nursing facilities have become increasingly more reluctant to admit Medicare residents, especially those requiring complex care, causing Medicare census in these facilities to weaken and a reduction in the average length of stay for Medicare residents. These factors have had the effect of significantly reducing overall occupancy in the facilities served by the Company. The resident acuity level has also decreased as these facilities have attempted to avoid high acuity patients negatively impacting overall utilization of drugs, particularly those with higher cost such as infusion therapy. For Medicare certified skilled nursing facilities with a high cost structure, or those which are unable to cut costs, PPS has caused significant earnings and cash pressure. Some facilities have sought consolidation as a method of reducing costs and increasing efficiencies causing the Company to experience some bed loss.

These outcomes have negatively impacted nursing facilities and the institutional pharmacy services industry as a whole. Although there may be some legislative relief for the Company's customers, management is reacting to pressures in the current PPS environment by adjusting its cost structure appropriately. The Company is rapidly reducing operating and overhead costs and accelerating the implementation of the hub and spoke fulfillment and delivery model.

Revenues for the three months ended September 30, 1999 increased $11,345,000 or 6.6% to $184,191,000 from $172,846,000 recorded in the comparable period in fiscal 1999.

The increase in revenues during the first quarter of fiscal 2000 over the comparable prior year period is primarily attributed to internal growth. The Company's revenues continued to grow through marketing efforts to new and existing clients, increased drug utilization of long-term care facilities and the growth and integration of new and existing products and services by non Medicare Part-A residents. Internal revenue growth was primarily driven by expansion of the Company's non-pharmacy products and services. The total number of beds served by the Company as of September 30, 1999 was 258,000, up from the 251,000 beds served at September 30, 1998, but a slight decrease from the 262,000 beds served at June 30, 1999. Although the Company added a number of new customers during the quarter through its sales and marketing efforts, the number of beds served by the Company declined slightly due to decisions by management to terminate several uneconomic accounts.

Cost of revenues for the three months ended September 30, 1999 increased $14,901,000 or 11.6% to $143,891,000 from $128,990,000 recorded in the comparable period in fiscal 1999. Cost of revenues as a percentage of revenues for the three month period ended September 30, 1999 was 78.1%, compared to 74.6% for the same period during the prior fiscal year.

Gross margins during the period were effected by improved leverage associated with purchasing pharmaceuticals, improvements in formulary management programs and restructuring and streamlining production costs. These improvements were offset by gross margin reductions due to the impact of the PPS reimbursement system. The current period margin pressure resulted from continued Medicare Part A pricing pressure and reduced acuity levels and census at customer facilities. In addition, payer mix has shifted slightly towards lower margin payers from the higher margin Medicare Part A business.

Selling, general and administrative expenses for the three months ended September 30, 1999 decreased by $761,000 or 2.3% to $32,040,000, from
$32,801,000 recorded in the comparable period in fiscal 1999. Selling, general and administrative expenses as a percentage of revenues was 17.4% for the three month period ended September 30, 1999, compared to 19.0% during the comparable period in fiscal 1999. Excluding the addition of $1,757,000 of pre-tax costs in the first quarter of fiscal 1999 for costs that were capitalized prior to the adoption of SOP-98-5, "Reporting on the Costs of Start-up Activities", selling, general and administrative costs for the three months ended September 30, 1999 increased $996,000 or 3.2% to $32,040,000 from $31,044,000 recorded in the comparable period in fiscal 1999. Excluding the effects of the adoption of SOP 98-5, selling, general and administrative expenses as a percentage of revenues was 17.4% for the three month period ended September 30, 1999, compared to 18.0% during the comparable period in fiscal 1999. The percentage decrease for the three month period ended September 30, 1999 is a result of efforts by the Company to reduce operating and overhead costs, accelerating the implementation of the hub and spoke fulfillment and delivery model and the ability to leverage overhead expenses over a larger revenue base. The Company has already reduced annualized operating expenses by over $8 million through staff reductions, selling general and administrative expense savings and the closing of four pharmacy sites.

The Company had net interest expense of $5,670,000 for the three month period ended September 30, 1999, compared to net interest expense of $4,478,000 during the comparable period in fiscal 1999. The increase is primarily attributable to increased borrowing on the Company's revolving credit facility and other finance related charges during the first quarter of fiscal 2000 as compared to the same period in fiscal 1999. The additional funds were primarily used to fund internal growth and capital expenditures for infrastructure improvement.

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

During the fourth quarter of fiscal 1999, the Company adopted a new plan of restructuring to consolidate certain pharmacy sites in similar geographies. The plan is a continuation of the plan adopted in fiscal 1998 to combine pharmacies in close proximity in order to improve operating efficiencies. As a result of the new exit plan, 4 additional pharmacy sites were consolidated into either a new or existing location as of September 30, 1999. During the year ended June 30, 1999, the Company recorded nonrecurring charges of $4.7 million, before tax, related to the new site consolidations and additional costs incurred on the site consolidations announced in the prior year.

The remaining $3.4 million of the nonrecurring charge primarily relates to severance incurred during the fourth quarter associated with the Company's expense reduction initiatives, additional acquisition related and other miscellaneous expenses.

Employee severance costs included in the nonrecurring charge relate to the termination of 120 employees.

Details of the fourth quarter fiscal 1999 special and nonrecurring charge, related activity and reserve balance are as follows:

                                                        Nonrecurring               Reserve                 Reserve
            Description                Cash/Non-cash       Charge      Activity   At 6/30/99   Activity   At 9/30/99
            -----------                -------------    ------------   --------   ----------   --------   ----------
                                                        (In millions)
Site Consolidations
     Severance/compensation related    Cash                 $ 2.1       $ (1.5)      $ .6        $(.4)       $.2
     Lease terminations                Cash                    .6          (.1)        .5         (.2)        .3
     Asset impairments                 Non-cash               1.5         (1.5)        --          --         --
     Other                             Cash                    .5          (.5)        --          --         --

Special increase to allowance
     for doubtful accounts             Non-cash              32.4        (32.4)        --          --         --

Other                                  Cash                   3.4         (2.7)        .7         (.3)        .4
                                                            -----       ------       ----        ----        ---

Total                                                       $40.5       $(38.7)      $1.8        $(.9)       $.9
                                                            =====       ======       ====        ====        ===


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

The Company adopted a formal plan of restructuring that will combine pharmacies in close geographical proximity in order to improve operating efficiencies. As a result of the plan, 17 pharmacy sites will be consolidated into either new or existing locations and an estimated total of 149 employees will be terminated as a result of the plan. As of September 30, 1999, 14 site consolidations were completed with the remainder expected to be completed by the end of fiscal 2000.

Details of the fourth quarter fiscal 1998 nonrecurring charge, related activity and reserve balance are as follows:

                                                        Nonrecurring               Reserve                 Reserve
            Description                Cash/Non-cash       Charge      Activity   At 6/30/99   Activity   At 9/30/99
            -----------                -------------    ------------   --------   ----------   --------   ----------
                                                        (In millions)
Site Consolidations
     Severance packages                Cash                 $ .5        $ (.5)        $--        $ --        $--
     Lease terminations                Cash                   .7          (.4)         .3         (.1)        .2
     Asset impairments                 Non-cash              3.5         (3.5)         --          --         --
     Other                             Cash                   .6          (.6)         --          --         --

Buyout of employment agreements        Cash                   .9          (.8)         .1          --         .1

Write-off financing fees               Non-cash              1.3         (1.3)         --          --         --

Other
     Cash                                                    1.0          (.9)         .1         (.1)        --
     Non-cash                                                 .4          (.4)         --          --         --
                                                            ----        -----         ---        ----        ---

Total                                                       $8.9        $(8.4)        $.5        $(.2)       $.3
                                                            ====        =====         ===        ====        ===

Liquidity and Capital Resources

Net cash provided by operating activities was $6,776,000 for the three months ended September 30, 1999, as compared to net cash used in operating activities of $19,838,000 during the comparable period in fiscal 1999. The increase in net cash provided by operating activities was primarily due to a slower growth rate in accounts receivable and refunds received from federal and state income tax authorities. The slower growth rate in accounts receivable from June 30, 1999 is mainly attributable to slower internal sales growth during the three months ended September 30, 1999, as compared to the three months ended June 30, 1999. Additionally, some accounts receivable growth is attributable to slower payment trends by customers as a result of PPS implementation.

Net cash used in investing activities decreased to $4,082,000 during the three months ended September 30, 1999, as compared to $8,456,000 during the comparable period in fiscal 1999. The decrease is primarily the result of reduced cash outlays for information system equipment and building leasehold improvements. The reduced levels of capital expenditures were achieved as a result of decreased activity in the conversion of sites to a common operating system and fewer build-outs required as the majority of the physical infrastructure of the Company has been completed. To date, conversion to the common operating system, Concord DX, has been implemented in over 80% of the Company's customer base.

Net cash used in financing activities increased to $11,762,000 during the three months ended September 30, 1999, from net cash provided by financing activities of $24,950,000 during the comparable period in fiscal 1999. The increase in cash used in financing activities is a result of the Company's efforts to pay down the outstanding revolving credit facility balance using positive cash flow generated from operating activities and decreasing cash reserves.

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

The Company expects to meet future financing needs principally through the use of its $235 million revolving credit facility. The Credit Facility bears interest at a variable rate based upon the Eurodollar rate plus a spread of 150 to 275 basis points, dependent upon the Company's ratio of Total Funded Debt to EBITDA. The Company believes that its cash and available sources of capital, including funds available under its revolving credit facility, are sufficient to meet its normal operating requirements.

Certain Regulatory Investigations and Legal Proceedings

In the ordinary course of its business, the Company is subject to inspections, audits, inquiries and similar actions by governmental authorities responsible for enforcing the laws and regulations to which the Company is subject.

In January 1997, governmental authorities requested information from the Company in connection with an audit and investigation of the circumstances surrounding the apparent drug-related homicide of a non-management employee of one of the Company's pharmacies. The information provided relates to the Company's inventory and the possible theft of controlled substances from this pharmacy. The review identified inadequacies in record keeping and inventory control at this pharmacy. In a meeting with governmental authorities in August 1997, the Company discussed its findings and those of the government and documented corrective measures taken by the Company. In September 1998, the Company was notified by the United States Department of Justice, United States Attorney for the Southern District of Indiana ("USA-Indiana") that the United States Drug Enforcement Administration had referred this matter to the Office of the USA-Indiana for possible legal action involving certain numerous alleged violations of federal law. The USA-Indiana invited the Company to contact the Office of the USA-Indiana in an effort to resolve the matter. The Company subsequently contacted the Office of the USA-Indiana, discussions regarding a possible settlement of this matter ensued and are currently proceeding. No specific settlement terms or amounts have yet been agreed upon by the parties.

In January 1998, federal and state government authorities sought and obtained various documents and records from a Herrin, Illinois pharmacy operated by a wholly-owned subsidiary of the Company. The Company has cooperated fully and continues to cooperate fully with the government's inquiry. In June 1999, representatives of the Company met with attorneys with the Civil and Criminal Divisions of the Office of the United States Department of Justice, United States Attorney for the Southern District of Illinois ("USA-Illinois") regarding the government's investigation. The USA-Illinois informed the Company that it had information that allegedly substantiated numerous violations of federal law, but the Company has not received any written notification of these allegations. Discussions regarding the government's investigation have ensued and are currently proceeding between representatives of the USA-Illinois and the Company.

It is possible that the imposition of significant fines or other remedies in connection with the resolution of either of these matters could have a material effect on the Company's financial condition and results of operations.

On June 7, 1999, a lawsuit was filed against the Company in the Superior Court of Norfolk County, Massachusetts. Plaintiffs are certain selling stockholders of the PharmaSource Group, Inc. ("PharmaSource"), which NCS acquired on September 17, 1997. The complaint alleges breach of contract and unfair business practices arising out of NCS' non-payment of certain amounts allegedly payable under the terms of an earn-out provision included in the acquisition agreement. Plaintiffs seek to compel payment of NCS stock worth $17,385,223 based on the preliminary earn-out calculation. NCS disputes the amount of the earn-out claim by the plaintiffs.

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

The Court held a pretrial hearing on October 4, 1999, at which time the court set a discovery schedule and order concerning the progression of the proceedings. Discovery closes on April 14, 2000 and dispositive motions are due on April 28, 2000. Trial has been set for June of 2000. NCS strongly believes that it has meritorious defenses against the claim of the plaintiffs and believes the earn-out, if any, is substantially less than the amount claimed by the plaintiffs.

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

The Company intends to develop contingency plans for significant third parties' determined to be at high risk of noncompliance or business disruption before November 30, 1999. The contingency plans will be developed on a case-by-case basis. Judgments regarding contingency plans are themselves subject to many variables and uncertainties. There can be no assurance that the Company will correctly anticipate the level, impact or duration of noncompliance by third parties, or that its contingency plan will be sufficient to mitigate the impact.

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

The majority of costs related to Year 2000 readiness issues have been and will be expensed as incurred and are expected to be funded through operating cash flows. Through the first quarter of fiscal 2000 costs related to the Year 2000 issue have been immaterial to the financial results of the Company. Future costs related to Year 2000 issues are also expected to be immaterial to the financial results of the Company. Estimates of costs are based on currently available information and developments may occur that could increase the costs related to Year 2000 issues.


Disclosure Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, including, but not limited to, those regarding the Company's financial position, business strategy, Year 2000 readiness disclosure and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations include continuation of various trends in the long-term care market (including the trend toward consolidation and the impact of the Balanced Budget Act of
1997), competition among providers of long-term care pharmacy services, the availability of capital for capital requirements, changes in regulatory requirements, reform of the health care delivery system, litigation, disruption to the operations of the Company resulting from Year 2000 issues and other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company has managed its interest rate risk by balancing its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company has a balance of $203,120,000 on its revolving credit facility at September 30, 1999, which is subject to a variable rate of interest based on the Eurodollar rate. Assuming borrowings at September 30, 1999, a one-hundred basis point change in interest rates would impact net interest expense by approximately $2,031,200 per year.

PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Numbers                        Exhibit
                  -------                        -------

                    10.1 Amendment No. 3, dated August 3, 1999, to the Credit Agreement dated as of June 1, 1998 , among the Company and the Lenders named therein, NBD Bank and National City Bank, as co-agents, and KeyBank National Association, as a Lender, the Swing Line Lender, the Letter of Credit issuer and as Administrative Agent. (A)

                    10.2 Security Agreement, dated August 3, 1999, among the Company, its subsidiaries and KeyBank National Association. (A)

                    10.3 Form of Salary Continuation Agreement, dated July 20, 1999, between the Company and each of Thomas B. Mangum, J. Patrick Morris, Marvin R. Richardson, and Gerald D. Stethem.

                    27.1    Financial Data Schedule

             (A) Incorporated herein, by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NCS HealthCare, Inc.
                                                  (Registrant)

Date:     November 15, 1999              By /s/ Kevin B. Shaw
                                         ----------------------------------
                                         Kevin B. Shaw
                                         President, Chief Executive Officer
                                         and Director


Date:     November 15, 1999              By /s/ William B. Byrum
                                         ----------------------------------
                                         William B. Byrum
                                         Chief Operating Officer


Date:     November 15, 1999              By /s/ Gerald D. Stethem
                                         ----------------------------------
                                         Gerald D. Stethem
                                         Chief Financial Officer