Form 10-Q
period 1999-12-31
NCS HEALTHCARE INC
filed 2000-02-14
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1999

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

                     (216) 378-6800
----------------------------------------------------------
   (Registrant's telephone number, including area code)


Indicate by check whether the registrant:

1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
2)  has been subject to such filing requirement for the past 90 days.

Yes  X   No __
    --

Common Stock Outstanding
------------------------

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date.

Class A Common Stock, $ .01 par value -- 15,127,313 shares as of February 8,
2000
Class B Common Stock, $ .01 par value -- 5,815,925 shares as of February 8,
2000

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES

                                      INDEX



                                                                            Page
                                                                            ----
Part I.    Financial Information:

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
               December 31, 1999 and June 30, 1999                            3

         Condensed Consolidated Statements of Operations
               Three and six months ended-
               December 31, 1999 and 1998                                     4

         Condensed Consolidated Statements of Cash Flows-
               Six months ended-
               December  31, 1999 and 1998                                    5

Notes to Condensed Consolidated Financial Statements - December  31, 1999     6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18

Part II.   Other Information:

Item 2.  Changes in Securities and Use of Proceeds                           19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 6.  Exhibits and Reports on Form 8-K                                    19

Signatures                                                                   20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                      (Unaudited)       (Note A)
                                                                      December 31,      June 30,
ASSETS                                                                    1999            1999
                                                                       ---------       ---------
Current Assets:
Cash and cash equivalents                                              $  13,526       $  29,424
Accounts receivable, less allowances                                     157,108         160,168
Inventories                                                               46,486          49,244
Other                                                                     44,031          46,397
                                                                       ---------       ---------
                  Total current assets                                   261,151         285,233

Property and equipment, at cost
         net of accumulated depreciation and amortization                 53,629          59,116
Goodwill, less accumulated amortization                                  322,162         343,247
Other assets                                                              11,335          11,903
                                                                       ---------       ---------
                  Total assets                                         $ 648,277       $ 699,499
                                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit in default                                              $ 204,500       $       -
Accounts payable                                                          48,734          50,061
Accrued expenses and other liabilities                                    28,425          37,777
                                                                       ---------       ---------
                  Total current liabilities                              281,659          87,838

Line of credit                                                                 -         214,700
Long-term debt, excluding current portion                                  1,612           1,936
Convertible subordinated debentures                                      100,000         100,000
Other                                                                     16,388          18,591


Stockholders' Equity:
         Preferred stock, par value $ .01 per share, 1,000,000
              shares authorized; none issued                                   -               -
         Common stock, par value $ .01 per share:
              Class A - 50,000,000 shares authorized; 15,042,922
                and 14,277,492 shares issued and outstanding at
                December 31, 1999 and June 30, 1999, respectively            150             143
              Class B - 20,000,000 shares authorized; 5,855,679
                and 6,005,280 shares issued and outstanding at
                December 31, 1999 and June 30, 1999, respectively             59              60
         Paid-in capital                                                 265,840         263,882
         Retained earnings (accumulated deficit)                         (17,431)         12,349
                                                                       ---------       ---------
                  Total stockholders' equity                             248,618         276,434
                                                                       ---------       ---------
                  Total liabilities and stockholders' equity           $ 648,277       $ 699,499
                                                                       =========       =========

Note A: The balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               DECEMBER 31,                   DECEMBER 31,
                                                            1999          1998              1999          1998
                                                            ----          ----              ----          ----
Revenues                                                $ 179,323       $ 178,030      $ 363,514       $ 350,876
Cost of revenues                                          141,899         132,630        285,790         261,620
                                                        ---------       ---------      ---------       ---------
Gross profit                                               37,424          45,400         77,724          89,256
Selling, general and administrative expenses (1)           32,302          34,289         64,342          67,090
Charge to increase allowance for doubtful accounts         11,885               -         11,885               -
Nonrecurring and other special charges                     27,952               -         27,952               -
                                                        ---------       ---------      ---------       ---------
Operating income (loss)                                   (34,715)         11,111        (26,455)         22,166
Interest expense, net                                       6,450           4,302         12,120           8,779
                                                        ---------       ---------      ---------       ---------
Income (loss) before income taxes                         (41,165)          6,809        (38,575)         13,387
Income tax expense (benefit)                               (9,858)          2,894         (8,796)          5,724
Cumulative effect of accounting change (1)                      -               -              -          (2,921)
Net income (loss)                                       $ (31,307)      $   3,915      $ (29,779)      $   4,742
                                                        =========       =========      =========       =========

Net income (loss) per share - basic                     $   (1.51)      $    0.19      $   (1.45)      $    0.23
                                                        =========       =========      =========       =========
Net income (loss) per share - diluted                   $   (1.51)      $    0.19      $   (1.45)      $    0.23
                                                        =========       =========      =========       =========

Net income (loss) per share before cumulative
     effect of accounting change - basic                $   (1.51)      $    0.27      $   (1.45)      $    0.50
                                                        =========       =========      =========       =========
Net income (loss) per share before cumulative
     effect of accounting change - diluted              $   (1.51)      $    0.26      $   (1.45)      $    0.50
                                                        =========       =========      =========       =========

Shares used in the computation - basic                     20,738          20,162         20,530          20,138
Shares used in the computation - diluted                   20,738          20,466         20,530          20,382





(1) As disclosed in the Form 10-K for the year ended June 30, 1999, selling, general and administrative expenses as originally reported for the three and six month periods ending December 31, 1998 excluded pre-tax costs of $2,483 and $4,240, respectively, that were capitalized prior to the adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities." The $2,921 cumulative effect of the accounting change represents start-up costs, net of tax, that were previously capitalized as of June 30, 1998. As a result of the restatement for the adoption of SOP 98-5, net income and diluted earnings per share, were reduced by $1,428 and $0.07 from the originally reported amounts of $5,343 and $0.26, respectively, for the three months ended December 31, 1998. Net income and diluted earnings per share, were reduced by $5,352 and $0.27 from the originally reported amounts of $10,094 and $0.50, respectively, for the six months ended December 31, 1998.





           See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       Six Months Ended
                                                                         December 31,
                                                                   -----------------------
                                                                      1999          1998
                                                                   -----------------------
OPERATING ACTIVITIES
Net income (loss)                                                  $(29,779)      $  4,742
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
         Non-cash portion of special and nonrecurring charges        33,108              -
         Depreciation and amortization                               13,901         11,415
         Cumulative effect of accounting change, net of taxes             -          2,921
         Changes in assets and liabilities, net of effects of
            assets and liabilities acquired:
                  Accounts receivable, net                           (4,625)       (39,410)
                  Accrued expenses and other liabilities             (9,136)         1,407
                  Other, net                                           (924)        (8,556)
                                                                   -----------------------
Net cash provided by (used in) operating activities                   2,545        (27,481)
                                                                   -----------------------

INVESTING ACTIVITIES
Purchases of businesses                                                   -           (425)
Capital expenditures for property and equipment, net                 (3,813)       (12,758)
Other                                                                (3,737)        (1,329)
                                                                   -----------------------
Net cash used in investing activities                                (7,550)       (14,512)
                                                                   -----------------------

FINANCING ACTIVITIES
Line-of-credit, net                                                 (10,200)        42,700
Repayment of long-term debt                                            (693)          (961)
Proceeds from issuance of long-term debt                                  -             73
Proceeds from exercise of stock options                                   -            336
                                                                   -----------------------
Net cash provided by (used in) financing activities                 (10,893)        42,148
                                                                   -----------------------

Net increase (decrease) in cash and cash equivalents                (15,898)           155
Cash and cash equivalents at beginning of period                     29,424         21,186
                                                                   -----------------------
Cash and cash equivalents at end of period                         $ 13,526       $ 21,341
                                                                   =======================



           See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1999.

2. As a result of the Company's second quarter financial performance, the Company is in violation of certain financial covenants of the credit agreement related to its revolving credit facility. The Company is currently in discussions to obtain waivers of the covenant violations and to amend the credit agreement. Until the amendment to the credit agreement is obtained, the borrowings of $204,500,000 under the credit facility will be classified as a current liability. The Company expects that the interest rate on the revolving credit facility will increase as a result of its current negotiations but to what extent is not certain at this time.

3. During the second quarter of fiscal 2000, the Company recorded special and nonrecurring charges of $39.8 million ($26.9 million net of tax). A special charge of $11.9 million before tax was recorded to increase the allowance for doubtful accounts, and nonrecurring and other special charges of $27.9 million before tax were recorded in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations, the planned disposition of certain non-core and/or non-strategic assets, impairment of certain assets, and costs related to a tentative settlement with federal authorities regarding the investigation of the Company's Indianapolis, Indiana facility.

    The special charge to increase the allowance for doubtful accounts primarily resulted from continuing negative changes observed in industry and customer trends during the three months ended December 31, 1999. The circumstances of the customer and industry trends primarily relate to bankruptcies and significant financial difficulties that continue to be experienced by the Company's customers primarily as a result of the implementation of the Medicare Prospective Payment System. The total provision for doubtful accounts, including the amounts included in the special charge, was $14.0 million and $15.4 million for the three and six month periods ending December 31, 1999, respectively.


    The Company continued its plan of restructuring to consolidate certain pharmacy sites in close geographic proximity in order to improve operating efficiencies. During the quarter the Company decided to consolidate five additional pharmacy sites into either a new or existing location. Two of these site consolidations were complete as of December 31, 1999 with the remainder expected to be completed by June 30, 2000. During the three months ended December 31, 1999, the Company recorded nonrecurring charges of $1.9 million before tax related to these site consolidations.

    During the second quarter of fiscal 2000 the Company adopted a formal exit plan to dispose of certain non-core and/or non-strategic assets. The Company recorded nonrecurring charges of $17.4 million, before tax, related to the planned disposition of assets primarily consisting of impairment to goodwill and property and equipment. Total revenue and operating income of the related business units was $18.8 million and $1.0 million, respectively, for the six month period ended December 31, 1999.

    During December 1999, the Company reached a tentative settlement with the U.S. Attorney's office in the Southern District of Indiana regarding the federal investigation of the Company's facility in Indianapolis, Indiana. Accordingly, in the second quarter of fiscal 2000, the Company recorded the tentative settlement amount in the nonrecurring charge. The U.S. Attorney's office has advised the Company not to disclose the terms of the tentative settlement until all details have been finalized. See Note 6.

    The remaining $8.6 million before tax of the nonrecurring charge primarily relates to severance incurred during the second quarter associated with the Company's expense reduction initiatives, additional asset impairments, the tentative settlement of the federal investigation discussed above and other expenses.

    Employee severance costs included in the nonrecurring charge relate to the termination of 230 employees. As of December 31, 1999, 139 employees have been terminated.

    Details of the second quarter fiscal 2000 special and nonrecurring charge, related activity and reserve balance are as follows:

                                                              Nonrecurring              Reserve
           Description                Cash/Non-cash             Charge     Activity   At 12/31/99
           -----------                -------------             ------     --------   -----------
                                                             (In millions)
   Site Consolidations
        Severance/compensation related   Cash                   $ .6        $(.2)       $ .4
        Lease terminations               Cash                     .4         (.1)         .3
        Asset impairments                Non-cash                 .7         (.7)         --
        Other                            Cash                     .2           --         .2

   Special increase to allowance
        for doubtful accounts            Non-cash               11.9       (11.9)         --

   Disposition of Assets
        Asset Impairment                 Non-cash               17.0       (17.0)         --
        Other                            Cash                     .4           --         .4

   Other
        Cash                                                     5.1         (.7)        4.4
        Non-cash                                                 3.5        (3.5)         --
                                                               -----      ------        ----

   Total                                                       $39.8      $(34.1)       $5.7
                                                               =====      ======        ====

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

    During the fourth quarter of fiscal 1999, the Company adopted a new plan of restructuring to consolidate certain pharmacy sites in similar geographies. The plan is a continuation of the plan adopted in fiscal 1998 to combine pharmacies in close proximity in order to improve operating efficiencies. As a result of the new exit plan, four pharmacy sites were consolidated into either a new or existing location as of December 31, 1999. During the year ended June 30, 1999, the Company recorded nonrecurring charges of $4.7 million before tax related to the new site consolidations and additional costs incurred on the site consolidations announced in the prior year.

    The remaining $3.4 million before tax of the nonrecurring charge primarily relates to severance incurred during the fourth quarter associated with the Company's expense reduction initiatives, additional acquisition related and other expenses.

    Employee severance costs included in the nonrecurring charge relate to the termination of 120 employees. As of December 31, 1999, 111 employees have been terminated.

    Details of the fourth quarter fiscal 1999 special and nonrecurring charge, related activity and reserve balance are as follows:

                                                       Nonrecurring              Reserve                Reserve
           Description                Cash/Non-cash       Charge      Activity  At 6/30/99  Activity   At 12/31/99
           -----------                -------------    ------------   --------  ---------   --------  ------------
                                                      (In millions)
   Site Consolidations
        Severance/compensation related   Cash             $ 2.1         $(1.5)  $ .6      $ (.5)        $ .1
        Lease terminations               Cash                .6           (.1)    .5        (.4)          .1
        Asset impairments                Non-cash           1.5          (1.5)    --         --           --
        Other                            Cash                .5           (.5)    --         --           --

   Special increase to allowance
        For doubtful accounts            Non-cash          32.4         (32.4)    --         --           --

   Other                                 Cash               3.4          (2.7)    .7        (.3)          .4
                                                          -----        ------   ----      -----          ---

   Total                                                  $40.5        $(38.7)  $1.8      $(1.2)         $.6
                                                          =====        ======   ====      =====          ===

    During the fourth quarter of fiscal 1998, the Company recorded a nonrecurring charge of $8.9 million before tax primarily related to: 1) the adoption of a formal plan of restructuring to consolidate certain pharmacy sites in similar geographies; 2) the buyout of existing employment agreements with the prior owners of certain acquired businesses; 3) the write-off of certain financing fees; and 4) additional acquisition related expenses.

    The Company adopted a formal plan of restructuring to combine pharmacies in close geographical proximity in order to improve operating efficiencies. As a result of the plan, 17 pharmacy sites were to be consolidated into either new or existing locations and an estimated total of 149 employees terminated. As of December 31, 1999, 15 site consolidations were completed and 143 employees have been terminated. The remaining site consolidations are expected to be complete by the end of fiscal 2000.

    Details of the fourth quarter fiscal 1998 nonrecurring charge, related activity and reserve balance are as follows:

                                             Nonrecurring            Reserve                 Reserve
  Description                 Cash/Non-cash     Charge    Activity  At 6/30/99   Activity  At 12/31/99
  -----------                 -------------  ------------ --------  ----------   --------  -----------
                                             (In millions)

Site Consolidations
     Severance packages            Cash        $   .5      $  (.5)     $   --      $ --       $ --
     Lease terminations            Cash            .7         (.4)        .3        (.2)        .1
     Asset impairments             Non-cash       3.5        (3.5)        --         --         --
     Other                         Cash            .6         (.6)        --         --         --

Buyout of employment agreements    Cash            .9         (.8)        .1         --         .1

Write-off financing fees           Non-cash       1.3        (1.3)        --         --         --

Other
     Cash                                         1.0         (.9)        .1        (.1)        --
     Non-cash                                      .4         (.4)        --         --         --
                                               ------      ------      -----      -----       ----
Total                                          $  8.9      $ (8.4)     $  .5      $ (.3)      $ .2
                                               ======      ======      =====      =====       ====

4. The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128):

                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               DECEMBER 31,            DECEMBER 31,
                                                         ---------------------    ---------------------
                                                           1999         1998        1999        1998
                                                         ---------------------    ---------------------
Numerator:
  Numerator for basic earnings per share - net income    $(31,307)    $  3,915    $(29,779)    $  4,742
  Effect of dilutive securities:
     Convertible debentures
                                                         ---------------------    ---------------------

     Numerator for diluted earnings per share            $(31,307)    $  3,915    $(29,779)    $  4,742
                                                         =====================    =====================

Denominator:
   Denominator for basic earnings per share -
     weighted average common shares                        20,738       20,162      20,530       20,138
                                                         ---------------------    ---------------------
   Effect of dilutive securities:
      Stock options                                             -          304           -          244
      Convertible debentures                                    -            -           -            -
                                                         ---------------------    ---------------------
   Dilutive potential common shares                             -          304           -          244
                                                         ---------------------    ---------------------

   Denominator for diluted earnings per share              20,738       20,466      20,530       20,382
                                                         =====================    =====================


Basic earnings per share                                 $  (1.51)    $   0.19    $  (1.45)    $   0.23
                                                         =====================    =====================
Diluted earnings per share                               $  (1.51)    $   0.19    $  (1.45)    $   0.23
                                                         =====================    =====================



    At December 31, 1999, the Company had 1,335,944 of employee stock options that are potentially dilutive that were not included in the computation of diluted earnings per share as their effect would be antidilutive. The Company had $100,000,000 of convertible subordinated debentures outstanding at December 31, 1999 and 1998, that were convertible into 3,058,000 shares of Class A Common Stock that were not included in the computation of diluted earnings per share as their effect would be antidilutive for all periods presented.

5. The effective tax benefit rate of 22.8% for the six months ended December 31, 1999 differs from the effective tax rate booked in prior periods due primarily to the creation of a valuation allowance in the amount of $3,561,000. The valuation allowance is principally composed of state income tax net operating loss carryforwards which management has determined are more likely than not to expire unused.

6. During December 1999, the Company and NCS HealthCare of Indiana, Inc. (NCS Indiana), a wholly-owned subsidiary of the Company, reached a tentative settlement with the U.S. Attorney's office in the Southern District of Indiana (USA-Indiana) regarding the previously disclosed federal investigation of the Company's facility in Indianapolis, Indiana. The USA-Indiana has advised the Company not to disclose the terms of the tentative settlement until all details have been finalized. The Company accrued the tentative settlement in the second quarter of fiscal 2000.

    The Company's facility in Herrin, Illinois has been the subject of an investigation by federal authorities, and the Company has engaged in discussions with representatives of the U.S. Attorney's office concerning the alleged violations of federal law at that facility. It is possible that the imposition of significant fines or other remedies in connection with the Illinois matter could have a material effect on the Company's financial condition and results of operations.

    On January 21, 2000, the Company reached a tentative settlement related to litigation with certain selling shareholders of the PharmaSource Group, Inc. regarding amounts payable under the terms of an earn-out provision in the acquisition agreement. Under the terms of the tentative settlement, the Company will issue 1,750,000 Class A Common Shares and a $2,000,000 convertible subordinated debenture maturing on August 15, 2004. The note and accrued "payment-in-kind" interest will be convertible into a maximum of 200,000 Class A Common Shares at a conversion price of $8.00 per share. The issuance of the 1,750,000 Class A Common Shares will have a dilutive effect on the Company's earnings per share beginning in the third quarter of fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Operating results for the three and six month periods ended December 31, 1999 continued to be negatively impacted by the implementation of Medicare's Prospective Payment System (PPS). The adverse impact of the implementation of the PPS under the Balanced Budget Act of 1997, for Medicare residents of skilled nursing facilities was significantly greater than anticipated. PPS has created numerous changes to reimbursement policies applicable to skilled nursing under Medicare Part A. Prior to PPS, Medicare reimbursed each skilled nursing facility based on that facility's actual Medicare Part A costs plus a premium. Under PPS, Medicare pays skilled nursing facilities a fixed fee per Medicare Part A patient day based on the acuity level of the patient. The per diem rate covers all items and services furnished during a covered stay for which reimbursement was formerly made separately under Medicare. Consequently, the Company has experienced revenue pressure as a result of nursing facilities attempting to manage pharmaceutical costs along with all other costs associated with patient care under a simple per diem reimbursement amount. In addition, there has been a reduction in utilization of other therapies such as speech, occupational and physical rehabilitation. Additionally, as a result of these changes, skilled nursing facilities have become increasingly more reluctant to admit Medicare residents, especially those requiring complex care, causing Medicare census in these facilities to weaken and a reduction in the average length of stay for Medicare residents. These factors have had the effect of significantly reducing overall occupancy in the facilities served by the Company. The resident acuity level has also decreased as these facilities have attempted to avoid high acuity patients negatively impacting overall utilization of drugs, particularly those with higher cost such as infusion therapy. For Medicare certified skilled nursing facilities with a high cost structure, or those which are unable to cut costs, PPS has caused significant earnings and cash pressure. Some facilities have sought bankruptcy protection or consolidation as a method of reducing costs and increasing efficiencies causing the Company to experience some bed loss.

These outcomes have negatively impacted nursing facilities and the institutional pharmacy services industry as a whole. The recent passing of the Balanced Budget Refinement Act may provide some relief to skilled nursing facilities; however, a very difficult environment remains and management continues to react to pressures in the current PPS environment by adjusting its cost structure. The Company is reducing operating and overhead expenses and accelerating the consolidation and/or closing of pharmacy locations.

Revenues for the three months ended December 31, 1999 increased $1,293,000 or 0.7% to $179,323,000 from $178,030,000 recorded in the comparable period in fiscal 1999. Revenues for the six months ended December 31, 1999 increased $12,638,000 or 3.6% to $363,514,000 from $350,876,000 recorded in the comparable period in fiscal 1999.

The increase in revenues during the three and six month periods ended December 31, 1999 over the comparable prior year period is primarily attributed to internal growth. The Company's revenues continued to grow through marketing efforts to new and existing clients, increased drug utilization of long-term care facilities and the growth and integration of new and existing products and services by non Medicare Part-A residents. Internal revenue growth was primarily driven by expansion of the Company's non-pharmacy products and services. The total number of beds serviced by the Company as of December 31, 1999 was 254,000, up slightly from the 253,000 beds served at December 31, 1998, but a decrease from the 262,000 beds served at June 30, 1999. Although the Company added a number of new customers during the three and six month periods ended December 31, 1999 through its sales and marketing efforts, the number of beds served by the Company declined slightly due to decisions by management to terminate uneconomic accounts as well as general bed loss typically experienced in a competitive environment.

Cost of revenues for the three months ended December 31, 1999 increased $9,269,000 or 7.0% to $141,899,000 from $132,630,000 recorded in the comparable period in fiscal 1999. Cost of revenues for the six months ended December 31, 1999 increased $24,170,000 or 9.2% to $285,790,000 from $261,620,000 recorded in the comparable period in fiscal 1999. Cost of revenues as a percentage of revenues for the three and six month periods ended December 31, 1999 was 79.1% and 78.6%, respectively, compared to 74.5% and 74.6% for the comparable periods during the prior fiscal year.

Gross margins during the period were effected by the continued impact of the PPS reimbursement system. The current period margin pressure resulted from continued Medicare Part A pricing pressure, lower than anticipated gross margins on PPS related contracts and reduced acuity levels and census at customer facilities. In addition, the payor mix has shifted slightly towards lower margin payers from the higher margin Medicare Part A business. These pressures were offset slightly by improved leverage associated with purchasing pharmaceuticals, improvements in formulary management programs and restructuring and streamlining production costs.

Selling, general and administrative expenses for the three months ended December 31, 1999 decreased by $1,987,000 or 5.8% to $32,302,000 from $34,289,000 recorded in the comparable period in fiscal 1999. Selling, general and administrative expenses for the six months ended December 31, 1999 decreased by $2,748,000 or 4.1% to $64,342,000 from $67,090,000 recorded in the comparable period in fiscal 1999. Selling, general and administrative expenses as a percentage of revenues was 18.0% and 17.7% for the three and six month periods ended December 31, 1999, respectively, compared to 19.3% and 19.1% during the comparable periods in fiscal 1999. Excluding the addition of $2,483,000 and $4,240,000 of pre-tax costs in the three and six month periods ended December 31, 1998, respectively, for costs that were capitalized prior to the adoption of SOP-98-5, "Reporting on the Costs of Start-up Activities", selling, general and administrative costs for the three months ended December 31, 1999 increased $496,000 or 1.6% to $32,302,000 from $31,806,000 recorded in the comparable period in fiscal 1999. Selling, general and administrative costs for the six months ended December 31, 1999 increased $1,492,000 or 2.4% to $64,342,000 from $62,850,000 recorded in the comparable period in fiscal 1999. Excluding the effects of the adoption of SOP 98-5, selling, general and administrative expenses as a percentage of revenues was 18.0% and 17.7% for the three and six month periods ended December 31, 1999, respectively, compared to 17.9% and 17.9% during the comparable periods in fiscal 1999. The percentage decrease for the six month period ended December 31, 1999 is a result of efforts by the Company to reduce operating and overhead costs, accelerating the consolidation or closing of pharmacy locations and the ability to leverage overhead expenses over a larger revenue base.

The Company had net interest expense of $6,450,000 and $12,120,000 for the three and six month periods ended December 31, 1999, respectively, compared to net interest expense of $4,302,000 and $8,779,000 during the comparable periods in fiscal 1999. The increase is primarily attributable to increased borrowing on the Company's revolving credit facility and other finance related charges during fiscal 2000 as compared to the same period in fiscal 1999. The additional funds were primarily used to fund internal growth and capital expenditures for infrastructure improvement.

During the second quarter of fiscal 2000, the Company recorded special and nonrecurring charges of $39.8 million ($26.9 million net of tax). A special charge of $11.9 million before tax was recorded to increase the allowance for doubtful accounts, and nonrecurring and other special charges of $27.9 million before tax were recorded in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations, the planned disposition of certain non-core and/or non-strategic assets, impairment of certain assets, and costs related to a tentative settlement with federal authorities regarding the investigation of the Company's Indianapolis, Indiana facility.

The special charge to increase the allowance for doubtful accounts primarily resulted from continuing negative changes observed in industry and customer trends during the three months ended December 31, 1999. The circumstances of the customer and industry trends primarily relate to bankruptcies and significant financial difficulties that continue to be experienced by the Company's customers primarily as a result of the implementation of the Medicare Prospective Payment System. The total provision for doubtful accounts, including the amounts included in the special charge, was $14.0 million and $15.4 million for the three and six month periods ending December 31, 1999, respectively.

The Company continued its plan of restructuring to consolidate certain pharmacy sites in close geographic proximity in order to improve operating efficiencies. During the quarter the Company decided to consolidate five additional pharmacy sites into either a new or existing location. Two of these site consolidations were complete as of December 31, 1999 with the remainder expected to be completed by June 30, 2000. During the three months ended December 31, 1999, the Company recorded nonrecurring charges of $1.9 million before tax related to these site consolidations.

During the second quarter of fiscal 2000 the Company adopted a formal exit plan to dispose of certain non-core and/or non-strategic assets. The Company recorded nonrecurring charges of $17.4 million before tax related to the planned disposition of assets primarily consisting of impairment to goodwill and property and equipment. Total revenue and operating income of the related business units was $18.8 million and $1.0 million, respectively, for the six month period ended December 31, 1999.

During December 1999, the Company reached a tentative settlement with the U.S. Attorney's office in the Southern District of Indiana regarding the federal investigation of the Company's facility in Indianapolis, Indiana. Accordingly, in the second quarter of fiscal 2000, the Company recorded the tentative settlement amount in the nonrecurring charge. The U.S. Attorney's office has advised the Company not to disclose the terms of the tentative settlement until all details have been finalized. See "Certain Regulatory Investigations and Legal Proceedings".

The remaining $8.6 million before tax of the nonrecurring charge primarily relates to severance incurred during the second quarter associated with the Company's expense reduction initiatives, additional asset impairments, the tentative settlement of the federal investigation discussed above and other expenses.

Employee severance costs included in the nonrecurring charge relate to the termination of 230 employees. As of December 31, 1999, 139 employees have been terminated.

Details of the second quarter fiscal 2000 special and nonrecurring charge, related activity and reserve balance are as follows:

                                                       Nonrecurring                 Reserve
     Description                      Cash/Non-cash       Charge      Activity    At 12/31/99
     -----------                      -------------   --------------  --------    -----------
                                                     (In millions)
Site Consolidations
     Severance/compensation related      Cash          $    .6       $   (.2)      $  .4
     Lease terminations                  Cash               .4           (.1)         .3
     Asset impairments                   Non-cash           .7           (.7)         --
     Other                               Cash               .2            --          .2

Special increase to allowance
     for doubtful accounts               Non-cash         11.9         (11.9)         --

Disposition of Assets
     Asset Impairment                    Non-cash         17.0         (17.0)         --
     Other                               Cash               .4            --          .4

Other
     Cash                                                  5.1           (.7)        4.4
     Non-cash                                              3.5          (3.5)         --
                                                         -----         -----        ----

Total                                                  $  39.8       $ (34.1)      $ 5.7
                                                         =====         =====        ====


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

During the fourth quarter of fiscal 1999, the Company adopted a new plan of restructuring to consolidate certain pharmacy sites in similar geographies. The plan is a continuation of the plan adopted in fiscal 1998 to combine pharmacies in close proximity in order to improve operating efficiencies. As a result of the new exit plan, four pharmacy sites were consolidated into either a new or existing location as of December 31, 1999. During the year ended June 30, 1999, the Company recorded nonrecurring charges of $4.7 million before tax related to the new site consolidations and additional costs incurred on the site consolidations announced in the prior year.

The remaining $3.4 million before tax of the nonrecurring charge primarily relates to severance incurred during the fourth quarter associated with the Company's expense reduction initiatives, additional acquisition related and other expenses.

Employee severance costs included in the nonrecurring charge relate to the termination of 120 employees. As of December 31, 1999, 111 employees have been terminated.

Details of the fourth quarter fiscal 1999 special and nonrecurring charge, related activity and reserve balance are as follows:

                                                       Nonrecurring               Reserve              Reserve
     Description                     Cash/Non-cash        Charge     Activity  At 6/30/99  Activity  At 12/31/99
     -----------                     -------------     ------------  --------  ----------  --------  -----------
                                                       (In millions)
Site Consolidations
     Severance/compensation related      Cash          $   2.1     $  (1.5)    $   .6     $  (.5)    $  .1
     Lease terminations                  Cash               .6         (.1)        .5        (.4)       .1
     Asset impairments                   Non-cash          1.5        (1.5)        --         --        --
     Other                               Cash               .5         (.5)        --         --        --

Special increase to allowance
     For doubtful accounts               Non-cash         32.4       (32.4)        --         --        --

Other                                    Cash              3.4        (2.7)        .7        (.3)       .4
                                                       -------     -------     ------     ------     -----

Total                                                  $  40.5     $ (38.7)    $  1.8     $ (1.2)    $  .6
                                                       =======     =======     ======     ======     =====


During the fourth quarter of fiscal 1998, the Company recorded a nonrecurring charge of $8.9 million before tax primarily related to: 1) the Company adopting a formal plan of restructuring to consolidate certain pharmacy sites in similar geographies; 2) the buyout of existing employment agreements with the prior owners of certain acquired businesses; 3) the write-off of certain financing fees; and 4) additional acquisition related expenses.

The Company adopted a formal plan of restructuring to combine pharmacies in close geographical proximity in order to improve operating efficiencies. As a result of the plan, 17 pharmacy sites were to be consolidated into either new or existing locations and an estimated total of 149 employees terminated. As of December 31, 1999, 15 site consolidations were completed and 143 employees have been terminated. The remaining site consolidations are expected to be complete by the end of fiscal 2000.

Details of the fourth quarter fiscal 1998 nonrecurring charge, related activity and reserve balance are as follows:

                                                Nonrecurring             Reserve               Reserve
    Description                  Cash/Non-cash     Charge    Activity  At 6/30/99 Activity At 12/31/99
    -----------                  -------------  ------------ --------  ---------- -------- -----------
                                                (In millions)
Site Consolidations
     Severance packages              Cash          $   .5     $  (.5)     $ --     $  --      $ --
     Lease terminations              Cash              .7        (.4)       .3       (.2)       .1
     Asset impairments               Non-cash         3.5       (3.5)       --        --        --
     Other                           Cash              .6        (.6)       --        --        --

Buyout of employment agreements      Cash              .9        (.8)       .1        --        .1

Write-off financing fees             Non-cash         1.3       (1.3)       --        --        --

Other
     Cash                                             1.0        (.9)       .1       (.1)       --
     Non-cash                                          .4        (.4)       --        --        --
                                                   ------     ------     -----     -----     -----

Total                                              $  8.9     $ (8.4)    $  .5     $ (.3)    $  .2
                                                   ======     ======     =====     =====     =====


Liquidity and Capital Resources

Net cash provided by operating activities was $2,545,000 for the six months ended December 31, 1999, as compared to net cash used in operating activities of $27,481,000 during the comparable period in fiscal 1999. The increase in net cash provided by operating activities was primarily due to a slower growth rate in accounts receivable, a decrease in inventory and refunds received from federal and state income tax authorities offset by a decrease in accounts payable and accrued expenses. The slower growth rate in accounts receivable from June 30, 1999 is mainly attributable to slower internal sales growth during the six months ended December 31, 1999 and collection efforts by the Company. Additionally, some accounts receivable growth is attributable to slower payment trends by customers as a result of PPS implementation.

Net cash used in investing activities decreased to $7,550,000 during the six months ended December 31, 1999, as compared to $14,512,000 during the comparable period in fiscal 1999. The decrease is primarily the result of reduced cash outlays for information system equipment and building leasehold improvements. The reduced levels of capital expenditures were achieved as a result of decreased activity in the conversion of sites to a common operating system and fewer build-outs required as the majority of the physical infrastructure of the Company has been completed. To date, conversion to the common operating system, Concord DX, has been implemented in over 80% of the Company's customer base.

Net cash used in financing activities increased to $10,893,000 during the six months ended December 31, 1999, from net cash provided by financing activities of $42,148,000 during the comparable period in fiscal 1999. The increase in cash used in financing activities is a result of the Company's efforts to pay down the outstanding revolving credit facility balance using positive cash flow generated from operating activities and decreasing cash reserves.

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

As a result of the Company's second quarter financial performance, the Company is in violation of certain financial covenants of the credit agreement related to its revolving credit facility. The Company is currently in discussions to obtain waivers of the covenant violations and to amend the credit agreement. Until the amendment to the credit agreement is obtained, the borrowings of $204.5 million under the credit facility will be classified as a current liability. Failure to obtain the waiver and amendment could have a material adverse effect on the Company. If the waiver and amendment are not obtained, the Company's lenders may accelerate the maturity of the Company's obligations and/or exercise other remedies under the credit agreement. Such action could also result in the acceleration of the maturity of the Company's convertible subordinated debentures. Subject to obtaining the waiver and amendment, the Company expects to meet future financing needs principally through the use of its revolving credit facility. The Credit Facility bears interest at a variable rate based upon the Eurodollar rate plus a spread of 150 to 275 basis points, dependent upon the Company's ratio of Total Funded Debt to EBITDA. The Company expects that the interest rate on the revolving credit facility will increase as a result of its current negotiations but to what extent is not certain at this time. The Company believes that its cash and available sources of capital, including funds available under its revolving credit facility once the amendment has been obtained, are sufficient to meet its normal operating requirements.

Certain Regulatory Investigations and Legal Proceedings

In the ordinary course of its business, the Company is subject to inspections, audits, inquiries and similar actions by governmental authorities responsible for enforcing the laws and regulations to which the Company is subject.

In January 1997, governmental authorities requested information from the Company in connection with an audit and investigation of the circumstances surrounding the apparent drug-related homicide of a non-management employee of one of the Company's pharmacies. The information provided relates to the Company's inventory and the possible theft of controlled substances from this pharmacy. The review identified inadequacies in record keeping and inventory control at this pharmacy. In a meeting with governmental authorities in August 1997, the Company discussed its findings and those of the government and documented corrective measures taken by the Company. In September 1998, the Company was notified by the United States Department of Justice, United States Attorney for the Southern District of Indiana ("USA-Indiana") that the United States Drug Enforcement Administration had referred this matter to the Office of the USA-Indiana for possible legal action involving certain numerous alleged violations of federal law. The USA-Indiana invited the Company to contact the Office of the USA-Indiana in an effort to resolve the matter. The Company subsequently contacted the Office of the USA-Indiana and discussions regarding a possible settlement of this matter ensued. During December 1999, the Company and NCS HealthCare of Indiana, Inc. (NCS Indiana), a wholly-owned subsidiary of the Company, reached a tentative settlement with the USA-Indiana regarding the previously disclosed federal investigation of the Company's facility in Indianapolis, Indiana. The USA-Indiana has advised the Company not to disclose the terms of the tentative settlement until all details have been finalized.

In January 1998, federal and state government authorities sought and obtained various documents and records from a Herrin, Illinois pharmacy operated by a wholly-owned subsidiary of the Company. The Company has cooperated fully and continues to cooperate fully with the government's inquiry. In June 1999, representatives of the Company met with attorneys with the Civil and Criminal Divisions of the Office of the United States Department of Justice, United States Attorney for the Southern District of Illinois ("USA-Illinois") regarding the government's investigation. The USA-Illinois informed the Company that it had information that allegedly substantiated numerous violations of federal law, but the Company has not received any written notification of these allegations. Discussions regarding the government's investigation have ensued and are currently proceeding between representatives of the USA-Illinois and the Company. It is possible that the imposition of significant fines or other remedies in connection with the resolution of this matter could have a material effect on the Company's financial condition and results of operations.

On June 7, 1999, a lawsuit was filed against the Company in the Superior Court of Norfolk County, Massachusetts. Plaintiffs are certain selling stockholders of the PharmaSource Group, Inc. ("PharmaSource"), which NCS acquired on September 17, 1997. The complaint alleges breach of contract and unfair business practices arising out of NCS' non-payment of certain amounts allegedly payable under the terms of an earn-out provision included in the acquisition agreement. On January 21, 2000, the Company reached a tentative settlement of this litigation. Under the terms of the tentative settlement, the Company will issue 1,750,000 Class A Common Shares and a $2,000,000 convertible subordinated debenture maturing on August 15, 2004. The note and accrued "payment-in-kind" interest will be convertible into a maximum of 200,000 Class A Common Shares at a conversion price of $8.00 per share. The issuance of the 1,750,000 Class A Common Shares will have a dilutive effect on the Company's earnings per share beginning in the third quarter of fiscal 2000.

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

The Company has reviewed all significant current and planned internal IT systems and believes these systems are Year 2000 compliant. However, there can be no assurance that coding errors or other defects will not be discovered in the future. The Company completed the process of reviewing and assessing all significant non-IT devices for Year 2000 compliance in December 1999.

The Company also assessed the extent to which it may be impacted by any third parties' failure to remediate their own Year 2000 issues. During December 1999, the Company completed a review and assessment of relationships with all significant customers, suppliers, payors and other third parties to determine the extent, if any, to which the Company could be impacted by those third-parties' failure to remediate their own Year 2000 issues.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company's operations could be interrupted. If the federal and state healthcare reimbursement agencies or their intermediaries fail to implement Year 2000 compliant technologies a significant cash flow problem may result. In addition, disruptions in the economy in general resulting from Year 2000 issues could also adversely impact the Company.

Substantially all costs related to Year 2000 readiness issues have been incurred by the Company and were expensed as incurred. They were funded through operating cash flows. Through December 31, 1999, costs related to the Year 2000 issue have been immaterial to the financial results of the Company. Future costs related to Year 2000 issues are expected to be minimal. Estimates of costs are based on currently available information and developments may occur that could increase the costs related to Year 2000 issues.

The Company has not experienced any significant Year 2000 issues to date. In addition, the Company is not aware of any Year 2000 related issues with any of its customers, suppliers or third party payors that would have a negative impact on the Company.


Disclosure Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, including, but not limited to, those regarding the Company's financial position, business strategy, Year 2000 readiness disclosure and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations include continuation of various trends in the long-term care market (including the trend toward consolidation and the impact of the Balanced Budget Act of
1997), competition among providers of long-term care pharmacy services, the Company's negotiations with its bank group related to the waiver and amendment of its credit facility, changes in regulatory requirements, reform of the health care delivery system, litigation matters, disruption to the operations of the Company resulting from Year 2000 issues and other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company has managed its interest rate risk by balancing its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company has a balance of $204,500,000 on its revolving credit facility at December 31, 1999, which is subject to a variable rate of interest based on the Eurodollar rate. Assuming borrowings at December 31, 1999, a one-hundred basis point change in interest rates would impact net interest expense by approximately $2,045,000 per year.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following information is furnished as to all equity securities of the Company sold during the second fiscal quarter that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

(A) On October 26, 1999, the Company issued 453,844 shares of its Class A Common Stock to sixteen stockholders in connection with the acquisition of certain assets of PharmaSource Healthcare, Inc. Exemption from registration is claimed under Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of stockholders of the Company held on November 22, 1999 (the "Annual Meeting"), the stockholders voted to elect A. Malachi Mixon to an additional three-year term as a Director of the Company. Votes were cast as follows:

              VOTES                       A. MALACHI MIXON III
              -----                       --------------------
               For                             67,934,069
             Withheld                            141,748

For a description of the bases used in tabulating the above-referenced vote, see the Company's definitive proxy statement used in connection with the Annual Meeting.

The term of office of the following Directors of the Company continued after the Annual Meeting: Jon H. Outcalt, Boake A. Sells, Kevin B. Shaw, and Richard L. Osborne.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Number            Exhibit
                  -------           -------

                     27.1           Financial Data Schedule

         (b)      Reports on Form 8-K:


                  No reports on Form 8-K were filed during the three months ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NCS HealthCare, Inc.
                                  (Registrant)

Date:  February 14, 2000     By  /s/     Kevin B. Shaw
                                --------------------------
                                Kevin B. Shaw
                                President, Chief Executive Officer and Director


Date:  February 14, 2000     By  /s/     William B. Byrum
                                --------------------------
                                William B. Byrum
                                 Chief Operating Officer


Date:  February 14, 2000     By /s/      Gerald D. Stethem
                                --------------------------
                                Gerald D. Stethem
                                 Chief Financial Officer