Form 10-Q
period 2000-03-31
NCS HEALTHCARE INC
filed 2000-05-15
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2000


Commission File Number-   0-27602
                          -------

                              NCS HealthCare, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                   No.   34-1816187
---------------------------------------    -----------------------------------
(State or other jurisdiction               (IRS employer identification number)
of incorporation or organization)


3201 Enterprise Parkway, Suite 220, Beachwood, Ohio  44122
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

Class A Common Stock, $ .01 par value -- 15,446,683 shares as of May 8, 2000 Class B Common Stock, $ .01 par value -- 5,799,793 shares as of May 8, 2000

                              NCS HEALTHCARE, INC.

                                AND SUBSIDIARIES


                                      INDEX



                                                                           Page
                                                                           ----
Part I.    Financial Information:

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
               March 31, 2000 and June 30, 1999                             3

         Condensed Consolidated Statements of Operations
               Three and nine months ended-
               March 31, 2000 and 1999                                      4


         Condensed Consolidated Statements of Cash Flows-
               Nine months ended-
               March  31, 2000 and 1999                                     5

Notes to Condensed Consolidated Financial Statements - March  31, 2000      6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        20


Part II.   Other Information:

Item 6.  Exhibits and Reports on Form  8-K                                 21


Signatures                                                                 22

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                       (Unaudited)          (Note A)
                                                                        March 31,           June 30,
ASSETS                                                                    2000               1999
                                                                      ---------------      ---------
Current Assets:
Cash and cash equivalents                                              $  20,389            $  29,424
Accounts receivable, less allowances                                     154,524              160,168
Inventories                                                               38,568               49,244
Other                                                                     36,202               46,397
                                                                       ---------            ---------
                  Total current assets                                   249,683              285,233


Property and equipment, at cost
 net of accumulated depreciation and amortization                         49,914               59,116
Goodwill, less accumulated amortization                                  326,976              343,247
Other assets                                                              11,151               11,903
                                                                       ---------            ---------
                  Total assets                                         $ 637,724            $ 699,499
                                                                       =========            =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit in default                                              $ 206,130            $      --
Accounts payable                                                          45,691               50,061
Accrued expenses and other liabilities                                    24,257               37,777
                                                                       ---------            ---------
                  Total current liabilities                              276,078               87,838

Line of credit                                                                --              214,700
Long-term debt, excluding current portion                                  1,898                1,936
Convertible subordinated debentures                                      102,000              100,000
Other                                                                     26,467               18,591



Stockholders' Equity:
       Preferred stock, par value $ .01 per share, 1,000,000
          shares authorized; none issued                                      --                   --
       Common stock, par value $ .01 per share:
          Class A - 50,000,000 shares authorized; 15,192,482
            and 14,277,492 shares issued and outstanding at
            March 31, 2000 and June 30, 1999, respectively                   152                  143
          Class B - 20,000,000 shares authorized; 5,799,793
            and 6,005,280 shares issued and outstanding at
            March 31, 2000 and June 30, 1999, respectively                    58                   60
       Paid-in capital                                                   271,440              263,882
       Retained earnings (accumulated deficit)                           (40,369)              12,349
                                                                       ---------            ---------
                  Total stockholders' equity                             231,281              276,434
                                                                       ---------            ---------
                  Total liabilities and stockholders' equity           $ 637,724            $ 699,499
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

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               MARCH 31,                      MARCH 31,
                                                           2000          1999              2000          1999
                                                           ----          ----              ----          ----
Revenues                                                $ 170,462       $ 184,611      $ 533,976       $ 535,487
Cost of revenues                                          139,043         137,167        424,833         398,787
                                                        ---------       ---------      ---------       ---------
Gross profit                                               31,419          47,444        109,143         136,700
Selling, general and administrative expenses (1)           30,333          36,090         94,675         103,180
Charge to increase allowance for doubtful accounts             --              --         11,885              --
Nonrecurring and other special charges                      5,462              --         33,414              --
                                                        ---------       ---------      ---------       ---------
Operating income (loss)                                    (4,376)         11,354        (30,831)         33,520
Interest expense, net                                       6,440           4,588         18,560          13,367
                                                        ---------       ---------      ---------       ---------
Income (loss) before income taxes                         (10,816)          6,766        (49,391)         20,153
Income tax expense                                         12,122           2,807          3,326           8,531
Cumulative effect of accounting change (1)                     --              --             --          (2,921)
                                                        ---------       ---------      ---------       ---------
Net income (loss)                                       $ (22,938)      $   3,959      $ (52,717)      $   8,701
                                                        =========       =========      =========       =========

Net income (loss) per share - basic                     $   (1.03)      $    0.20      $   (2.50)      $    0.43
                                                        =========       =========      =========       =========
Net income (loss) per share - diluted                   $   (1.03)      $    0.19      $   (2.50)      $    0.43
                                                        =========       =========      =========       =========

Net income (loss) per share before cumulative
     effect of accounting change - basic                $   (1.03)      $    0.29      $   (2.50)      $    0.79
                                                        =========       =========      =========       =========
Net income (loss) per share before cumulative
     effect of accounting change - diluted              $   (1.03)      $    0.29      $   (2.50)      $    0.79
                                                        =========       =========      =========       =========

Shares used in the computation - basic                     22,302          20,252         21,116          20,176
Shares used in the computation - diluted                   22,302          20,352         21,116          20,338





(1) As disclosed in the Form 10-K for the year ended June 30, 1999, selling, general and administrative expenses as originally reported for the three and nine month periods ended March 31, 1999 excluded pre-tax costs of $3,275 and $7,515, respectively, that were capitalized prior to the adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities." The $2,921 cumulative effect of the accounting change represents start-up costs, net of tax, that were previously capitalized as of June 30, 1998. As a result of the restatement for the adoption of SOP 98-5, net income and diluted earnings per share, were reduced by $1,915 and $0.10 from the originally reported amounts of $5,874 and $0.29, respectively, for the three months ended March 31, 1999. Net income and diluted earnings per share, were reduced by $7,267 and $0.36 from the originally reported amounts of $15,968 and $0.79, respectively, for the nine months ended March 31, 1999.


         See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                               Nine Months Ended
                                                                                    March 31,
                                                                          ----------------------------
                                                                              2000            1999
                                                                          ---------------------------
OPERATING ACTIVITIES
Net income (loss)                                                             $(52,717)      $  8,701
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
         Non-cash portion of special and nonrecurring charges                   36,054             --
         Depreciation and amortization                                          20,780         17,505
         Deferred income taxes                                                   1,693             --
         Cumulative effect of accounting change, net of taxes                       --          2,921
         Changes in assets and liabilities, net of effects of assets and liabilities acquired:
                  Accounts receivable, net                                      (2,291)       (52,372)
                  Accrued expenses and other liabilities                       (12,724)        (1,954)
                  Other, net                                                    22,383         (9,756)
                                                                              -----------------------
Net cash provided by (used in) operating activities                             13,178        (34,955)

INVESTING ACTIVITIES
Purchases of businesses                                                             --         (1,204)
Capital expenditures for property and equipment, net                            (4,863)       (21,128)
Other                                                                           (5,484)        (3,875)
                                                                              -----------------------
Net cash used in investing activities                                          (10,347)       (26,207)

FINANCING ACTIVITIES
Line-of-credit, net                                                             (8,570)        64,900
Repayment of long-term debt                                                     (3,296)        (1,418)
Proceeds from issuance of long-term debt                                            --            137
Proceeds from exercise of stock options                                             --            371
                                                                              -----------------------
Net cash provided by (used in) financing activities                            (11,866)        63,990
                                                                              -----------------------
Net increase (decrease) in cash and cash equivalents                            (9,035)         2,828
Cash and cash equivalents at beginning of period                                29,424         21,186
                                                                              -----------------------
Cash and cash equivalents at end of period                                    $ 20,389       $ 24,014
                                                                              =======================




         See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1999.

2. As a result of the Company's second and third quarter financial performance, the Company is in violation of certain financial covenants of the credit agreement related to its revolving credit facility. On April 21, 2000, the Company received a formal notice of default from the bank group. As a result of the notice of default, the interest rate on the revolving credit facility will increase to the Prime Rate plus 2%. In addition, the Company will not be permitted to obtain any further funds under the credit facility until the defaults have been waived by the bank group. The Company is currently in discussions to obtain waivers of the covenant violations and to amend the credit agreement. Until the amendment to the credit agreement is obtained, the borrowings of $206,130,000 under the credit facility will be classified as a current liability.

3. During the third quarter of fiscal 2000, the Company recorded restructuring and other special charges of $5.5 million ($3.4 million net of tax) associated with the continuing implementation and execution of strategic restructuring and consolidation activities and the planned disposition of non-core assets.


         The Company continued its plan of restructuring to consolidate certain pharmacy sites in close geographic proximity in order to improve operating efficiencies. During the quarter, the Company decided to consolidate three additional pharmacy sites into either a new or existing location. During the three months ended March 31, 2000, the Company recorded nonrecurring charges of $3.1 million before tax related to these site consolidations and additional costs incurred on site consolidations previously announced.

         During the third quarter of fiscal 2000 the Company incurred additional costs of $1.1 million before tax related to its previously announced plan to dispose of non-core and/or non-strategic assets. The costs consisted primarily of asset impairments.

         The remaining $1.3 million before tax of the nonrecurring charge primarily relates to severance incurred during the third quarter associated with the Company's expense reduction initiatives, additional asset impairments and other expenses.

         Employee severance costs included in the nonrecurring charge relate to the termination of 109 employees. As of March 31, 2000, 75 employees have been terminated.

    Details of the third quarter fiscal 2000 restructuring and special charge, related activity and reserve balance are as follows:

                                                       Nonrecurring                  Reserve
           Description                  Cash/Non-cash     Charge          Activity  At 3/31/00
          -----------                   ------------- --------------      --------  ----------
                                                      (In millions)
Site Consolidations
  Severance/compensation related            Cash      $     .4           $    (.2)  $     .2
  Lease terminations                        Cash            .8                (.1)        .7
  Asset impairments                         Non-cash       1.4               (1.4)        --
  Other                                     Cash            .5                (.3)        .2

Disposition of Assets
  Asset Impairment                          Non-cash       1.0               (1.0)        --
  Other                                     Cash            .1                (.1)        --

Other
  Cash                                                     1.0                (.7)        .3
  Non-cash
                                                            .3                (.3)        --
                                                      --------           --------   --------
Total                                                 $    5.5           $   (4.1)  $    1.4
                                                      ========           ========   ========



 .   During the second quarter of fiscal 2000, the Company recorded special and nonrecurring charges of $39.8 million ($26.9 million net of tax). A special charge of $11.9 million before tax was recorded to increase the allowance for doubtful accounts, and nonrecurring and other special charges of $27.9 million before tax were recorded in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations, the planned disposition of certain non-core and/or non-strategic assets, impairment of certain assets, and costs related to a tentative settlement with federal authorities regarding the investigation of the Company's Indianapolis, Indiana facility.

    The special charge to increase the allowance for doubtful accounts primarily resulted from continuing negative changes observed in industry and customer trends during the three months ended December 31, 1999. The circumstances of the customer and industry trends primarily relate to bankruptcies and significant financial difficulties that continue to be experienced by the Company's customers primarily as a result of the implementation of the Medicare Prospective Payment System. The total provision for doubtful accounts, including the amounts included in the special charge, was $14.0 million for the three months ending December 31, 1999.

    The Company continued its plan of restructuring to consolidate certain pharmacy sites in close geographic proximity in order to improve operating efficiencies. As a result, five additional pharmacy sites were consolidated into either a new or existing location as of March 31, 2000. During the three months ended December 31, 1999, the Company recorded nonrecurring charges of $1.9 million before tax related to these site consolidations.

    During the second quarter of fiscal 2000 the Company adopted a formal exit plan to dispose of certain non-core and/or non-strategic assets. The Company recorded nonrecurring charges of $17.4 million, before tax, related to the planned disposition of assets primarily consisting of impairment to goodwill and property and equipment. Total revenue and operating income of the related business units was $25.9 million and $1.6 million, respectively, for the nine month period ended March 31, 2000. During April 2000, the Company disposed of two ancillary operations.

    During December 1999, the Company reached a tentative settlement with the U.S. Attorney's office in the Southern District of Indiana regarding the federal investigation of the Company's facility in Indianapolis, Indiana. Accordingly, in the second quarter of fiscal 2000, the Company recorded the tentative settlement amount in the nonrecurring charge. Under the terms of the settlement, the Company will pay $4,100,000 to the U.S Attorney's office. The Company also agreed to maintain its current level of spending in connection with its compliance systems and procedures for a period of three years. If the Company does not comply with the terms of the accord, an additional $1,500,000 will be payable to the U.S. Attorney's office. See Note 6.

The remaining $4.5 million before tax of the nonrecurring charge primarily relates to severance incurred during the second quarter associated with the Company's expense reduction initiatives, additional asset impairments and other expenses.

Employee severance costs included in the nonrecurring charge relate to the termination of 230 employees. As of March 31, 2000, all 230 employees have been terminated.

Details of the second quarter fiscal 2000 special and nonrecurring charge, related activity and reserve balance are as follows:

                                                       Nonrecurring             Reserve
   Description                         Cash/Non-cash      Charge      Activity  At 3/31/00
   -----------                         -------------     ------      --------   ----------
                                                       (In millions)
Site Consolidations
     Severance/compensation related      Cash             $  .6       $ (.6)      $  --
     Lease terminations                  Cash                .4         (.1)         .3
     Asset impairments                   Non-cash            .7         (.7)         --
     Other                               Cash                .2         (.1)         .1

Special increase to allowance
     for doubtful accounts               Non-cash          11.9       (11.9)         --

Disposition of Assets
     Asset Impairment                    Non-cash          17.0       (17.0)         --
     Other                               Cash                .4          --          .4
Other
     Cash                                                   5.1         (.7)        4.4
     Non-cash
                                                            3.5        (3.5)         --
                                                          -----       ------      -----
Total                                                     $39.8       $(34.6)     $ 5.2
                                                          =====       =====       =====



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

    During the fourth quarter of fiscal 1999, the Company adopted a new plan of restructuring to consolidate certain pharmacy sites in similar geographies. The plan is a continuation of the plan adopted in fiscal 1998 to combine pharmacies in close proximity in order to improve operating efficiencies. As a result of the new exit plan, four pharmacy sites were consolidated into either a new or existing location as of March 31, 2000. During the year ended June 30, 1999, the Company recorded nonrecurring charges of $4.7 million before tax related to the new site consolidations and additional costs incurred on site consolidations announced in the prior year.

    The remaining $3.4 million before tax of the nonrecurring charge primarily relates to severance incurred during the fourth quarter associated with the Company's expense reduction initiatives, additional acquisition related and other expenses.

    Employee severance costs included in the nonrecurring charge relate to the termination of 120 employees. As of March 31, 2000, all 120 employees have been terminated.

    Details of the fourth quarter fiscal 1999 special and nonrecurring charge, related activity and reserve balance are as follows:



                                                Nonrecurring                Reserve                 Reserve
         Description                Cash/Non-cash   Charge     Activity     At 6/30/99   Activity  At 3/31/00
         -----------                -------------   ------     --------     ----------   --------  -----------
                                                       (In millions)
Site Consolidations
     Severance/compensation related      Cash          $ 2.1       $(1.5)      $  .6      $ (.6)       $--
     Lease terminations                  Cash             .6         (.1)         .5        (.4)        .1
     Asset impairments                   Non-cash        1.5        (1.5)         --         --         --
     Other                               Cash             .5         (.5)         --         --         --

Special increase to allowance
     For doubtful accounts               Non-cash       32.4       (32.4)         --         --         --

Other                                    Cash            3.4        (2.7)         .7        (.4)        .3
                                                       -----       ------      -----      -----      -----
Total                                                  $40.5       $(38.7)     $ 1.8      $(1.4)     $  .4
                                                       =====       =====       =====      =====      =====


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

    The Company adopted a formal plan of restructuring to combine pharmacies in close geographical proximity in order to improve operating efficiencies. As a result of the plan, 17 pharmacy sites were to be consolidated into either new or existing locations and an estimated total of 149 employees terminated. As of March 31, 2000, 15 site consolidations were completed and 143 employees have been terminated.

    Details of the fourth quarter fiscal 1998 nonrecurring charge, related activity and reserve balance are as follows:


                                                 Nonrecurring                Reserve               Reserve
         Description                Cash/Non-cash   Charge     Activity     At 6/30/99   Activity  At 3/31/00
         -----------                -------------   ------     --------     ----------   --------  -----------
                                                       (In millions)
   Site Consolidations
        Severance packages              Cash          $ .5       $(.5)      $ --         $ --         $ --
        Lease terminations              Cash            .7        (.4)        .3          (.2)          .1
        Asset impairments               Non-cash       3.5       (3.5)        --           --           --
        Other                           Cash            .6        (.6)        --           --           --

   Buyout of employment agreements      Cash            .9        (.8)        .1           --           .1

   Write-off financing fees             Non-cash       1.3       (1.3)        --           --           --

   Other
        Cash                                           1.0        (.9)        .1          (.1)          --
        Non-cash                                        .4        (.4)        --           --           --
                                                      ----       ----       ----         ----         ----

   Total                                              $8.9       $(8.4)     $ .5         $(.3)        $ .2
                                                      ====       ====       ====         ====         ====

4. The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128):



                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    MARCH 31,                  MARCH 31,
                                                             ----------------------    ---------------------------
                                                             2000          1999           2000          1999
                                                           --------       --------      --------       --------
Numerator:
  Numerator for basic earnings per share - net income      $(22,938)      $  3,959      $(52,717)      $  8,701
  Effect of dilutive securities:
     Convertible debentures                                      --             --            --             --
                                                           --------       --------      --------       --------
     Numerator for diluted earnings per share              $(22,938)      $  3,959      $(52,717)      $  8,701
                                                           ========       ========      ========       ========
Denominator:
   Denominator for basic earnings per share -
     weighted average common shares                          22,302         20,252        21,116         20,176
                                                           --------       --------      --------       --------
   Effect of dilutive securities:
      Stock options                                              --            100            --            162
      Convertible debentures                                     --             --            --             --
                                                           --------       --------      --------       --------
   Dilutive potential common shares                              --            100            --            162
                                                           --------       --------      --------       --------
   Denominator for diluted earnings per share                22,302         20,352        21,116         20,338
                                                           ========       ========      ========       ========
Basic earnings per share                                   $  (1.03)      $   0.20      $  (2.50)      $   0.43
                                                           ========       ========      ========       ========
Diluted earnings per share                                 $  (1.03)      $   0.19      $  (2.50)      $   0.43
                                                           ========       ========      ========       ========



    At March 31, 2000, the Company had 1,335,944 of employee stock options that are potentially dilutive that were not included in the computation of diluted earnings per share as their effect would be antidilutive. The Company had $102,000,000 and $100,000,000 of convertible subordinated debentures outstanding at March 31, 2000 and 1999, respectively, that were convertible into 3,258,000 and 3,058,000 shares of Class A Common Stock, respectively, that were not included in the computation of diluted earnings per share as their effect would be antidilutive for all periods presented. The 1,750,000 shares of Class A Common Stock that are to be issued to certain selling shareholders of the PharmaSource Group, Inc. regarding an earn-out provision in the acquisition agreement have been included in the weighted average common shares for the three and nine month periods ended March 31, 2000 (see Note 6).

5. The effective tax rate of (6.7%) for the nine months ended March 31, 2000 differs from the effective tax rate booked in prior periods due primarily to the creation of a valuation allowance in the amount of $19,558,000. The valuation allowance is principally composed of federal and state income tax net operating loss carryforwards which management has determined are more likely than not to expire unused.

6. During December 1999, the Company and NCS HealthCare of Indiana, Inc. (NCS Indiana), a wholly-owned subsidiary of the Company, reached a tentative settlement with the U.S. Attorney's office in the Southern District of Indiana (USA-Indiana) regarding the previously disclosed federal investigation of the Company's facility in Indianapolis, Indiana. Under the terms of the settlement, the Company will pay $4,100,000 to the USA-Indiana. The Company also agreed to maintain its current level of spending in connection with its compliance systems and procedures for a period of three years. If the Company does not comply with the terms of the accord, an additional $1,500,000 will be payable to the USA-Indiana. The Company accrued the tentative settlement in the second quarter of fiscal 2000.

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

    On January 21, 2000, the Company reached a tentative settlement related to litigation with certain selling shareholders of the PharmaSource Group, Inc. regarding amounts payable under the terms of an earn-out provision in the acquisition agreement. Under the terms of the tentative settlement, the Company will issue 1,750,000 Class A Common Shares and a $2,000,000 convertible subordinated debenture maturing on August 15, 2004. The note and accrued "payment-in-kind" interest will be convertible into a maximum of 200,000 Class A Common Shares at a conversion price of $8.00 per share. The settlement was recorded in the third quarter of fiscal 2000. The 1,750,000 Class A Common Shares were not issued as of March 31, 2000; however, they have been included in the weighted average common shares for the three and nine month periods ended March 31, 2000 (see Note 4).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Operating results for the three and nine month periods ended March 31, 2000 continued to be negatively impacted by the implementation of Medicare's Prospective Payment System (PPS). The adverse impact of the implementation of the PPS under the Balanced Budget Act of 1997, for Medicare residents of skilled nursing facilities was significantly greater than anticipated. PPS has created numerous changes to reimbursement policies applicable to skilled nursing facilities under Medicare Part A. Prior to PPS, Medicare reimbursed each skilled nursing facility based on that facility's actual Medicare Part A costs plus a premium. Under PPS, Medicare pays skilled nursing facilities a fixed fee per Medicare Part A patient day based on the acuity level of the patient. The per diem rate covers all items and services furnished during a covered stay for which reimbursement was formerly made separately under Medicare. Consequently, the Company has experienced revenue pressure as a result of nursing facilities attempting to manage pharmaceutical costs along with all other costs associated with patient care under a simple per diem reimbursement amount. In addition, there has been a reduction in utilization of other therapies such as speech, occupational and physical rehabilitation. Additionally, as a result of these changes, skilled nursing facilities have become increasingly more reluctant to admit Medicare residents, especially those requiring complex care, causing Medicare census in these facilities to weaken and a reduction in the average length of stay for Medicare residents. These factors have had the effect of significantly reducing overall occupancy in the facilities served by the Company. The resident acuity level has also decreased as these facilities have attempted to avoid high acuity patients negatively impacting overall utilization of drugs, particularly those with higher cost such as infusion therapy. For Medicare certified skilled nursing facilities with a high cost structure, or those which are unable to cut costs, PPS has caused significant earnings and cash pressure. Some facilities have sought bankruptcy protection or consolidation as a method of reducing costs and increasing efficiencies causing the Company to experience some bed loss.

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

Revenues for the three months ended March 31, 2000 decreased $14,149,000 or 7.7% to $170,462,000 from $184,611,000 recorded in the comparable period in fiscal 1999. Revenues for the nine months ended March 31, 2000 decreased $1,511,000 or 0.3% to $533,976,000 from $535,487,000 recorded in the comparable period in fiscal 1999.

Approximately $12,000,000 of the decrease in revenue during the three month period ended March 31, 2000 over the comparable prior year period is attributable to a decrease in revenue from the Company's allied and ancillary services. This decrease is due to decisions by management to terminate uneconomic accounts and the wind-down of certain lines of business which the Company has chosen to exit. During April 2000, the Company closed two ancillary operations that were not contributing in a positive manner to the overall performance of the Company. The remaining $2,100,000 of the revenue decrease is attributable to the Company's pharmacy operations and is related to net bed loss during the period. The total number of beds serviced by the Company as of March 31, 2000 was 250,000, down 3.1% from the 258,000 beds served at March 31, 1999, and a 4.6% decrease from the 262,000 beds served at June 30, 1999. Although the Company added a number of new customers during the three and nine month periods ended March 31, 2000 through its sales and marketing efforts, the number of beds served by the Company declined due to decisions by management to terminate uneconomic accounts as well as general bed loss typically experienced in a competitive environment. The decrease in revenue during the nine month period ended March 31, 2000 over the comparable prior year period is attributable to the decrease in revenue from the Company's allied and ancillary services discussed above partially offset by a slight increase in revenue from the Company's pharmacy operations.

Cost of revenues for the three months ended March 31, 2000 increased $1,876,000 or 1.4% to $139,043,000 from $137,167,000 recorded in the comparable period in fiscal 1999. Cost of revenues for the nine months ended March 31, 2000 increased $26,046,000 or 6.5% to $424,833,000 from $398,787,000 recorded in the comparable period in fiscal 1999. Cost of revenues as a percentage of revenues for the three and nine month periods ended March 31,

2000 was 81.6% and 79.6%, respectively, compared to 74.3% and 74.5% for the comparable periods during the prior fiscal year.

Gross margins during the three and nine month periods ended March 31, 2000 were significantly effected by the impact of the PPS reimbursement system. The current period margin pressure resulted from continued Medicare Part A pricing pressure, lower than anticipated gross margins on PPS related contracts and reduced acuity levels and census at customer facilities. In addition, the payor mix has continued to shift towards lower margin payers including Medicaid and insurance.

Selling, general and administrative expenses for the three months ended March 31, 2000 decreased by $5,757,000 or 16.0% to $30,333,000 from $36,090,000 recorded in the comparable period in fiscal 1999. Selling, general and administrative expenses for the nine months ended March 31, 2000 decreased by $8,505,000 or 8.2% to $94,675,000 from $103,180,000 recorded in the comparable period in fiscal 1999. Selling, general and administrative expenses as a percentage of revenues was 17.8% and 17.7% for the three and nine month periods ended March 31, 2000, respectively, compared to 19.5% and 19.3% during the comparable periods in fiscal 1999. Excluding the addition of $3,275,000 and $7,515,000 of pre-tax costs in the three and nine month periods ended March 31, 1999, respectively, for costs that were capitalized prior to the adoption of SOP-98-5, "Reporting on the Costs of Start-up Activities", selling, general and administrative costs for the three months ended March 31, 2000 decreased $2,482,000 or 7.6% to $30,333,000 from $32,815,000 recorded in the comparable period in fiscal 1999. Selling, general and administrative costs for the nine months ended March 31, 2000 decreased $990,000 or 1.0% to $94,675,000 from $95,665,000 recorded in the comparable period in fiscal 1999. Excluding the effects of the adoption of SOP 98-5, selling, general and administrative expenses as a percentage of revenues was 17.8% and 17.7% for the three and nine month periods ended March 31, 2000, respectively, compared to 17.8% and 17.9% during the comparable periods in fiscal 1999. As a percentage of sales, selling, general and administrative expenses are consistent with the comparable periods in fiscal 1999. The decrease in gross expenses for the three and nine month periods ended March 31, 2000 is a result of efforts by the Company to reduce operating and overhead costs by accelerating the consolidation and/or closing of pharmacy locations and continuing the employee reduction plan.

The Company had net interest expense of $6,440,000 and $18,560,000 for the three and nine month periods ended March 31, 2000, respectively, compared to net interest expense of $4,588,000 and $13,367,000 during the comparable periods in fiscal 1999. The increase is primarily attributable to increased borrowing on the Company's revolving credit facility and other finance related charges during fiscal 2000 as compared to the same period in fiscal 1999. The additional funds were primarily used to fund internal growth and capital expenditures for infrastructure improvement.


During the third quarter of fiscal 2000, the Company recorded restructuring and other special charges of $5.5 million ($3.4 million net of tax) associated with the continuing implementation and execution of strategic restructuring and consolidation activities and the planned disposition of non-core assets.

The Company continued its plan of restructuring to consolidate certain pharmacy sites in close geographic proximity in order to improve operating efficiencies. During the quarter, the Company decided to consolidate three additional pharmacy sites into either a new or existing location. During the three months ended March 31, 2000, the Company recorded nonrecurring charges of $3.1 million before tax related to these site consolidations and additional costs incurred on site consolidations previously announced.

During the third quarter of fiscal 2000 the Company incurred additional costs of $1.1 million before tax related to its previously announced plan to dispose of non-core and/or non-strategic assets. The costs consisted primarily of asset impairments.

The remaining $1.3 million before tax of the nonrecurring charge primarily relates to severance incurred during the third quarter associated with the Company's expense reduction initiatives, additional asset impairments and other expenses.

Employee severance costs included in the nonrecurring charge relate to the termination of 109 employees. As of March 31, 2000, 75 employees have been terminated.

Details of the third quarter fiscal 2000 restructuring and special charge, related activity and reserve balance are as follows:

                                                   Nonrecurring               Reserve
     Description                    Cash/non-cash    Charge     Activity   At 3/31/00
     -----------                   -------------    ----------  --------   ----------
                                                 (In millions)
Site Consolidations
     Severance/compensation related      Cash          $ .4       $(.2)      $ .2
     Lease terminations                  Cash            .8        (.1)        .7
     Asset impairments                   Non-cash       1.4       (1.4)        --
     Other                               Cash            .5        (.3)        .2

Disposition of Assets
     Asset Impairment                    Non-cash       1.0       (1.0)        --
     Other                               Cash            .1        (.1)        --

Other
     Cash                                               1.0        (.7)        .3
     Non-cash                                            .3        (.3)        --
                                                       ----      -----       ----
Total                                                  $5.5      $(4.1)      $1.4
                                                       ====       ====       ====


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

The special charge to increase the allowance for doubtful accounts primarily resulted from continuing negative changes observed in industry and customer trends during the three months ended December 31, 1999. The circumstances of the customer and industry trends primarily relate to bankruptcies and significant financial difficulties that continue to be experienced by the Company's customers primarily as a result of the implementation of the Medicare Prospective Payment System. The total provision for doubtful accounts, including the amounts included in the special charge, was $14.0 million for the three month period ending December 31, 1999.

The Company continued its plan of restructuring to consolidate certain pharmacy sites in close geographic proximity in order to improve operating efficiencies. As a result, five additional pharmacy sites were consolidated into either a new or existing location as of March 31, 2000. During the three months ended December 31, 1999, the Company recorded nonrecurring charges of $1.9 million before tax related to these site consolidations.

During the second quarter of fiscal 2000 the Company adopted a formal exit plan to dispose of certain non-core and/or non-strategic assets. The Company recorded nonrecurring charges of $17.4 million before tax related to the planned disposition of assets primarily consisting of impairment to goodwill and property and equipment. Total revenue and operating income of the related business units was $25.9 million and $1.6 million, respectively, for the nine month period ended March 31, 2000. During April 2000, the Company disposed of two ancillary operations.

During December 1999, the Company reached a tentative settlement with the U.S. Attorney's office in the Southern District of Indiana regarding the federal investigation of the Company's facility in Indianapolis, Indiana. Accordingly, in the second quarter of fiscal 2000, the Company recorded the tentative settlement amount in the nonrecurring charge. Under the terms of the settlement, the Company will pay $4,100,000 to the U.S Attorney's office. The Company also agreed to maintain its current level of spending in connection with its compliance systems and procedures for a period of three years. If the Company does not comply with the terms of the accord, an additional $1,500,000 will be payable to the U.S. Attorney's office. See "Certain Regulatory Investigations and Legal Proceedings".

The remaining $4.5 million before tax of the nonrecurring charge primarily relates to severance incurred during the second quarter associated with the Company's expense reduction initiatives, additional asset impairments and other expenses.

Employee severance costs included in the nonrecurring charge relate to the termination of 230 employees. As of March 31, 2000, all 230 employees have been terminated.

Details of the second quarter fiscal 2000 special and nonrecurring charge, related activity and reserve balance are as follows:


                                                   Nonrecurring              Reserve
     Description                   Cash/non-cash       Charge     Activity  At 3/31/00
     -----------                   -------------   ------------   -------- ----------
                                                   (In millions)
Site Consolidations
     Severance/compensation related      Cash          $  .6       $ (.6)      $  --
     Lease terminations                  Cash             .4         (.1)         .3
     Asset impairments                   Non-cash         .7         (.7)         --
     Other                               Cash             .2         (.1)         .1

Special increase to allowance
     for doubtful accounts               Non-cash       11.9       (11.9)         --

Disposition of Assets
     Asset Impairment                    Non-cash       17.0       (17.0)         --
     Other                               Cash             .4          --          .4

Other
     Cash                                                5.1         (.7)        4.4
     Non-cash                                            3.5        (3.5)         --
                                                       -----       ------      -----
Total                                                  $39.8       $(34.6)     $ 5.2
                                                       =====       =====       =====


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

During the fourth quarter of fiscal 1999, the Company adopted a new plan of restructuring to consolidate certain pharmacy sites in similar geographies. The plan is a continuation of the plan adopted in fiscal 1998 to combine pharmacies in close proximity in order to improve operating efficiencies. As a result of the new exit plan, four pharmacy sites were consolidated into either a new or existing location as of March 31, 2000. During the year ended June 30, 1999, the Company recorded nonrecurring charges of $4.7 million before tax related to the new site consolidations and additional costs incurred on site consolidations announced in the prior year.

The remaining $3.4 million before tax of the nonrecurring charge primarily relates to severance incurred during the fourth quarter associated with the Company's expense reduction initiatives, additional acquisition related and other expenses.

Employee severance costs included in the nonrecurring charge relate to the termination of 120 employees. As of March 31, 2000, all 111 employees have been terminated.

Details of the fourth quarter fiscal 1999 special and nonrecurring charge, related activity and reserve balance are as follows:

                                                     Nonrecurring               Reserve                Reserve
     Description                      Cash/non-cash    Charge       Activity   At 6/30/99   Activity   At 3/31/00
    -----------                       -------------  -----------    --------   ----------   --------   ----------
                                                     (In millions)
Site Consolidations
     Severance/compensation related       Cash           $ 2.1        $(1.5)       $  .6       $ (.6)      $  --
     Lease terminations                   Cash              .6          (.1)          .5         (.4)         .1
     Asset impairments                    Non-cash         1.5         (1.5)          --          --          --
     Other                                Cash              .5          (.5)          --          --          --

Special increase to allowance
     For doubtful accounts                Non-cash        32.4        (32.4)          --          --          --

Other                                     Cash             3.4         (2.7)          .7         (.4)         .3
                                                                                               -----       -----

Total                                                    $40.5        $(38.7)      $ 1.8       $(1.4)      $  .4
                                                         =====        =====        =====       =====       =====


During the fourth quarter of fiscal 1998, the Company recorded a nonrecurring charge of $8,900,000 before tax primarily related to: 1) the Company adopting a formal plan of restructuring to consolidate certain pharmacy sites in similar geographies; 2) the buyout of existing employment agreements with the prior owners of certain acquired businesses; 3) the write-off of certain financing fees; and 4) additional acquisition related expenses.

The Company adopted a formal plan of restructuring to combine pharmacies in close geographical proximity in order to improve operating efficiencies. As a result of the plan, 17 pharmacy sites were to be consolidated into either new or existing locations and an estimated total of 149 employees terminated. As of March 31, 2000, 15 site consolidations were completed and 143 employees have been terminated.

Details of the fourth quarter fiscal 1998 nonrecurring charge, related activity and reserve balance are as follows:



                                                Nonrecurring               Reserve               Reserve
   Description                   Cash/non-cash    Charge     Activity     At 6/30/99  Activity  At 3/31/00
   -----------                   -------------    ------     --------     ----------  --------  ----------
                                               (In millions)
Site Consolidations
     Severance packages               Cash           $ .5        $(.5)       $ --       $ --       $ --
     Lease terminations               Cash             .7         (.4)         .3        (.2)        .1
     Asset impairments                Non-cash        3.5        (3.5)         --         --         --
     Other                            Cash             .6         (.6)         --         --         --

Buyout of employment agreements       Cash             .9         (.8)         .1         --         .1

Write-off financing fees              Non-cash        1.3        (1.3)         --         --         --

Other
     Cash                                             1.0         (.9)         .1        (.1)        --
     Non-cash                                          .4         (.4)         --         --         --
                                                     ----        -----       ----       ----       ----
Total                                                $8.9        $(8.4)      $ .5       $(.3)      $ .2
                                                     ====        ====        ====       ====       ====

Liquidity and Capital Resources

Net cash provided by operating activities was $13,178,000 for the nine months ended March 31, 2000, as compared to net cash used in operating activities of $34,955,000 during the comparable period in fiscal 1999. The increase in net cash provided by operating activities was primarily due to a slower growth rate in accounts receivable, a decrease in inventory and refunds received from federal and state income tax authorities offset by a decrease in accounts payable and accrued expenses. The slower growth rate in accounts receivable from June 30, 1999 is mainly attributable to slower internal sales growth during the nine months ended March 31, 2000 and increased collection efforts by the Company. Additionally, the Company continues to experience slower payment trends by customers as a result of PPS implementation.

Net cash used in investing activities decreased to $10,347,000 during the nine months ended March 31, 2000, as compared to $26,207,000 during the comparable period in fiscal 1999. The decrease is primarily the result of reduced cash outlays for information system equipment and building leasehold improvements. The reduced levels of capital expenditures were achieved as a result of decreased activity in the conversion of sites to a common operating system and fewer build-outs required as the majority of the physical infrastructure of the Company has been completed. To date, conversion to the common operating system, Concord DX, has been implemented in over 80% of the Company's customer base.

Net cash used in financing activities increased to $11,866,000 during the nine months ended March 31, 2000, from net cash provided by financing activities of $63,990,000 during the comparable period in fiscal 1999. The increase in cash used in financing activities is a result of the Company's efforts to pay down the outstanding revolving credit facility balance using positive cash flow generated from operating activities and decreasing cash reserves.

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

As a result of the Company's second and third quarter financial performance, the Company is in violation of certain financial covenants of the credit agreement related to its revolving credit facility. On April 21, 2000, the Company received a formal notice of default from the bank group. As a result of the notice of default, the interest rate on the revolving credit facility will increase to the Prime Rate plus 2%. In addition, the Company will not be permitted to obtain any further funds under the credit facility until the defaults have been waived by the bank group. The Company is currently in discussions to obtain waivers of the covenant violations and to amend the credit agreement. Until the amendment to the credit agreement is obtained, the borrowings of $206.1 million under the credit facility will be classified as a current liability. Failure to obtain the waiver and amendment could have a material adverse effect on the Company. If the waiver and amendment are not obtained, the Company's lenders may accelerate the maturity of the Company's obligations and/or exercise other remedies under the credit agreement. Such action could also result in the acceleration of the maturity of the Company's convertible subordinated debentures. Subject to obtaining the waiver and amendment, the Company expects to meet future financing needs principally through the use of its revolving credit facility and cash generated from operations. The Company believes that its cash and available sources of capital, including funds available under its revolving credit facility once the amendment has been obtained, are sufficient to meet its normal operating requirements.

Certain Regulatory Investigations and Legal Proceedings

In the ordinary course of its business, the Company is subject to inspections, audits, inquiries and similar actions by governmental authorities responsible for enforcing the laws and regulations to which the Company is subject.

In January 1997, governmental authorities requested information from the Company in connection with an audit and investigation of the circumstances surrounding the apparent drug-related homicide of a non-management employee of one of the Company's pharmacies. The information provided relates to the Company's inventory and the possible theft of controlled substances from this pharmacy. The review identified inadequacies in record keeping and inventory control at this pharmacy. In a meeting with governmental authorities in August 1997, the Company discussed its findings and those of the government and documented corrective measures taken by the Company. In September 1998, the Company was notified by the United States Department of Justice, United States Attorney for the Southern District of Indiana ("USA-Indiana") that the United States Drug Enforcement Administration had referred this matter to the Office of the USA-Indiana for possible legal action involving certain numerous alleged violations of federal law. The USA-Indiana invited the Company to contact the Office of the USA-Indiana in an effort to resolve the matter. The Company subsequently contacted the Office of the USA-Indiana and discussions regarding a possible settlement of this matter ensued. During December 1999, the Company and NCS HealthCare of Indiana, Inc. (NCS Indiana), a wholly-owned subsidiary of the Company, reached a tentative settlement with the USA-Indiana regarding the previously disclosed federal investigation of the Company's facility in Indianapolis, Indiana. Under the terms of the settlement, the Company will pay $4,100,000 to the USA-Indiana. The Company also agreed to maintain its current level of spending in connection with its compliance systems and procedures for a period of three years. If the Company does not comply with the terms of the accord, an additional $1,500,000 will be payable to the USA-Indiana.

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

Year 2000 Readiness Disclosure


In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Costs related to Year 2000 readiness issues have been expensed as incurred and have been immaterial to the financial results of the Company. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its customers, suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company has managed its interest rate risk by balancing its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company has a balance of $206,130,000 on its revolving credit facility at March 31, 2000 which is currently subject to a variable rate of interest based on the Prime Rate. Assuming borrowings at March 31, 2000, a one-hundred basis point change in interest rates would impact net interest expense by approximately $2,061,300 per year.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Number            Exhibit
                  ------            -------


                     27.1           Financial Data Schedule


         (b)      Reports on Form 8-K:



                  No reports on Form 8-K were filed during the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NCS HealthCare, Inc.
                                  (Registrant)


Date:    May 15, 2000       By   /s/     Kevin B. Shaw
                                ----------------------------------------
                                Kevin B. Shaw
                                President, Chief Executive Officer and Director



Date:    May 15, 2000       By   /s/     William B. Byrum
                                ---------------------------------------------
                                William B. Byrum
                                Chief Operating Officer


Date:    May 15, 2000       By   /s/     Gerald D. Stethem
                                -----------------------------------------------
                                Gerald D. Stethem
                                Chief Financial Officer