Form 10-K
period 2000-06-30
NCS HEALTHCARE INC
filed 2000-09-28
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)
                ANNUAL REPORT PURSUANT TO SECTION NO 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   [X] FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of September 22, 2000, the registrant had 17,423,747 shares of Class A Common Stock, par value $.01 per share, and 5,807,283 shares of Class B Common Stock, par value $.01 per share, issued and outstanding. As of that date, the aggregate market value of these shares, which together constitute all of the voting stock of the registrant, held by non-affiliates was $5,027,682 (based upon the closing price of $0.28125 per share of Class A Common Stock on the NASDAQ SmallCap Market on September 22, 2000). For purposes of this calculation, the registrant deems the 649,831 shares of Class A Common Stock and the 4,704,996 shares of Class B Common Stock held by all of its Directors and executive officers to be the shares of Class A Common Stock and Class B Common Stock held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held in 2000 are incorporated by reference into Part III of this Form 10-K.

         Except as otherwise stated, the information contained in this Form 10-K is as of June 30, 2000.

                              NCS HEALTHCARE, INC.
                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.           BUSINESS                                                                        1
ITEM 2.           PROPERTIES                                                                     13
ITEM 3.           LEGAL PROCEEDINGS                                                              13
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            13
ITEM 4A.          EXECUTIVE OFFICERS OF THE COMPANY                                              14

                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS                                                            15
ITEM 6.           SELECTED FINANCIAL DATA                                                        16
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS                                                          17
ITEM 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     25
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                    25
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                                           49

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                                49
ITEM 11.          EXECUTIVE COMPENSATION                                                         49
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                 49
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                 49

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K               50

ITEM 1. BUSINESS

GENERAL

      NCS HealthCare, Inc. (the "Company" or "NCS") is a leading independent provider of pharmacy services to long-term care institutions including skilled nursing facilities, assisted living facilities and other institutional health care settings. The Company purchases and dispenses prescription and non-prescription pharmaceuticals and provides client facilities with related management services, automated medical record keeping, drug therapy evaluation and regulatory assistance. The Company also provides various ancillary health care services to complement its core pharmacy services, including infusion therapy, nutrition management, software services, and other services. The Company is considered to operate principally in one business segment.

      NCS entered the long-term care pharmacy services industry in 1986 with the acquisition of Modern Pharmacy Consultants, Inc. in Northeastern Ohio. Through June 30, 2000, the Company had completed a total of 49 acquisitions (other than fold-in acquisitions). There were no significant acquisitions during fiscal 2000. As a result of these acquisitions, the Company has expanded its geographic presence into 34 states serving approximately 227,000 residents.

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

      Based on data from industry sources, the Company estimates that the U.S. market for pharmacy services (including consulting services and related supplies) in long-term care and assisted living facilities will approximate $8.0 billion for 2000. The Company believes that the market is growing due primarily to three factors. First, the number of long-term care facility residents is rising as a result of demographic trends. According to the Administration on Aging, it is estimated that by the year 2030, the number of Americans who will be 85 or older, the segment of the population that comprises the largest percentage of residents at long-term care facilities, will triple.

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

      In addition, the cost containment pressures in the hospital sector are also beginning to create opportunities for institutional pharmaceutical companies among rural hospitals as evidenced by an increasing trend towards outsourcing pharmaceutical services in this market. Based on data from industry sources, the Company estimates that the U.S. institutional pharmaceutical market for rural hospitals will approximate $3.8 billion for 2000.

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

                  Regulatory Expertise and Systems Capabilities. Long-term care facilities are demanding more sophisticated and specialized services from pharmacy providers due, in part, to the implementation in 1990 of the Omnibus Budget Reconciliation Act of 1987 ("OBRA"). The OBRA regulations, which were designed to upgrade and standardize care in nursing facilities, mandated strict new standards relating to planning, monitoring and reporting on the progress of patient care to include, among other things, prescription drug therapy. More recently, the implementation of Medicare's Prospective Payment System (PPS) has required that long-term care facilities estimate the total cost of stay of a resident prior to admission. The facilities, in turn, rely on their ancillary providers, such as institutional pharmacy vendors, to help them manage the costs of care of their Medicare Part A covered residents. As a result, long-term care administrators increasingly seek experienced pharmacists and specialized providers with computerized information and documentation systems designed to monitor patient care and control the facilities' and payors' costs.

                  Changing Reimbursement Environment. The long-term care market has undergone significant change over the last two years as Medicare's new Prospective Payment System has been implemented. This reimbursement change which was mandated by the Balanced Budget Act of 1997 pays nursing homes a flat rate for all services, a significant departure from the prior cost-based system. In order to assist long-term care customers with this new regulation, institutional pharmacy providers must offer sophisticated PPS contracts that include cost-effective formularies.

BUSINESS STRATEGY

      NCS' business strategy has three elements: first, to focus on strong internal growth based on the Company's technology capabilities. Second, to leverage its operating efficiencies by automating formerly manual processes such as third party billing, purchasing compliance, cost compliance, claim reconciliation, third party cash posting, and formulary interchanges. Finally, to establish a technology foundation to add pharmaceutical manufacturers as customers for sales of clinical data. Since its inception, the Company has completed over 49 acquisitions (other than fold-in acquisitions). Having established a solid management foundation and a network of operating businesses, NCS is positioned to pursue internal growth opportunities by adding market share, developing operating efficiencies and extending its business model to data sales.

SERVICES

      The Company has traditionally provided institutional pharmacy and infusion products and services to long-term care facility residents. In recent years, NCS has developed an array of services which address the increasing needs of long-term care facilities to accommodate higher acuity admissions and manage costs. NCS believes that it is one of the few companies capable of offering customers the depth and breadth of these products and services. For the year ended June 30, 2000, approximately 84% of the Company's revenues were derived from providing pharmacy and consultant pharmacy services to long-term care facilities. An additional 3% of revenues were derived from providing infusion therapy services and the remaining 13% were primarily derived from providing various other products and services, including nutrition management, hospital pharmacy management, oxygen and Medicare Part B services.

      Pharmacy Services. The Company's core business is providing pharmaceutical dispensing services to residents of long-term care facilities and other institutions. The Company purchases, repackages and dispenses prescription and non-prescription medication in accordance with physician orders and delivers such prescriptions at least daily to long-term care facilities for administration to residents by the nursing staffs of these facilities. The Company typically serves facilities within a two hour drive time of its distribution facility and provides 24 hour coverage 365 days per year. As of June 30, 2000, the Company provided its services from 72 sites in 34 states. NCS also provides its services through the management of third party institutional pharmacies.

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

      As of June 30, 2000, approximately 83% of the Company's pharmacy customer base was converted to the Concord DX system, the Company's proprietary computer system. The Company utilizes the Concord DX system to control its work flow to improve efficiencies. In most cases, the Company uses its bar-coding system. Under this system, a bar code label is applied to each unit dose package. Through bar coding, information relating to the contents and destination of each unit dose package distributed can be automatically entered into the Concord DX system. This bar code technology enables the Company to monitor pharmaceuticals throughout the production and distribution process, thereby reducing errors, improving pharmacy control and enhancing production efficiency. At the request of the Company, certain manufacturers have begun to provide pharmaceuticals that are pre-packaged and bar coded.

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

      Nutrition Management. NCS assists long-term care facilities in menu planning, purchasing and managing their dietary operations. Because the food service area is typically one of the principal areas of regulatory violations, this is an area of critical concern to long-term care facility operators. Currently, NCS provides this service to 213 long-term care facility customers.

      Other. The Company provides long-term care facilities with assistance in complying with regulations concerning healthy and sanitary environments. The Company also assists its customers with various regulatory compliance matters and products and services relating to durable medical equipment ("DME"), oxygen and Medicare Part B products and services. Finally, NCS offers specialized educational services that aid facilities in the training of their staff. These services include surveys to prepare facilities for state reviews and training on appropriate nursing techniques in infusion therapy, wound care management and restorative nursing.

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

      Successful implementation of formulary guidelines is dependent upon close interaction between the pharmacist and the prescribing physician. NCS seeks to attract and retain highly trained clinical pharmacists and encourages their active participation in the caring for residents of long-term care facilities, including consultation with the facilities' medical staff and other prescribing physicians, to increase the likelihood that the most efficacious, safe and cost-effective drug therapy is prescribed. The Company's formulary program is directed by the NCS Formulary Committee, which is comprised of eight pharmacists and one additional member. The Company believes that adherence to the NCS formulary guidelines provides the most cost effective therapy to the resident and strengthens the Company's purchasing power with pharmaceutical manufacturers.

MANAGEMENT INFORMATION SYSTEMS

         An integral part of NCS' operations is its proprietary management information system called "Concord DX", which has extensive capabilities designed to improve operating efficiencies and controls both internally and at the customer level. In conjunction with the unit dose distribution system and the use of a bar-coding label system on unit dose packages, Concord DX is able to monitor pharmaceuticals within NCS throughout the production and distribution process. At the customer level, Concord DX automatically screens prescription orders received from physicians for patient-specific allergies and potentially adverse reactions given other medications the patient may be receiving. Concord DX is also used to create individual patient medical records and monthly management and quality assurance reports for NCS' customers. To date, Concord DX has been implemented in 83% of NCS' pharmacy customer base.

         In 1997, the Company acquired Rescot Systems Group, Inc. ("Rescot"). For the past 12 years, Rescot has developed one of the premier pharmacy systems used for managing patient and pharmacy data. Rescot has been instrumental in the design and implementation of Concord DX.

         In addition to these internal capabilities, in May 2000, the Company introduced its web-based eASTRAL, which is an enhancement to its software offerings and designed to perform the following: (1) improve a nursing home's ability to adapt to PPS, (2) enhance the communication between nursing homes and NCS, and (3) improve a nursing home's ability to conform to regulatory requirements. NCS' eASTRAL modules follow:

         EMEDMANAGER allows on-line pre-fill edit reviews. These reviews give the nursing home formulary recommendations, alternative medications and potential savings. With access to this type of critical information they can make more informed clinical and financial decisions.

         PAYOR STATUS REPORTS have become critically important for nursing homes to allow them to manage so they can minimize their Medicare Part A costs. Using eASTRAL, NCS' customers can make adjustments to patient status through an internet connection.

         ORDER STATUS REPORT provides information on the status of each patient's medication orders, eliminating the need for the nursing staff to contact the pharmacy for this information.

         NDC REPORT is available through the web. This report provides information needed to complete Section U of the MDS for any long-term patient.

         EBILL offers on-line invoice reviews. This is an important feature, especially for regional or national chains that perform facility to facility cost comparisons.

         DRUG FACT provides detailed information on any medication, including its use, side effects, storage, precautions, interactions and instructions for use.

         REFILL ORDERS allows nursing homes to order refill on-line.

      Other software applications offered by NCS are:

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

         OSCAR is an on-line survey tool, which compares a facility's state surveys over time and across regions. By using OSCAR, a nursing facility can quickly gain perspective as to how they are performing relative to their history and their state, regional or national competitors. NCS updates this quarterly and it has improved their customers' ability to conform to regulations.

      These capabilities continue to distinguish NCS from others in the institutional pharmacy industry. As nursing homes become more sophisticated, their interest in and need for these capabilities will increase. The Company believes it is uniquely positioned to deliver on these requests.

SALES AND MARKETING

      In marketing to prospective customers, NCS has organized the selling efforts of each formerly independent location into a single sales force consisting of 20 Account Executives, seven National Account Managers and a Vice President of Sales and Marketing. While the National Account Managers train and oversee the Account Executives, they are also responsible for selling to national chain accounts along with the Vice President of Sales and Marketing; thus making up the national account team. Subsequently, all field sales representatives are trained in each of the Company's products and services and sell these services throughout their respective geographic territories. A typical territory consists of approximately 400 long-term care facilities, and the salesperson follows an eight-week call cycle. These individuals are paid base salaries with commissions comprising up to 75% of a successful salesperson's compensation. The Company believes that long-term care facilities change institutional pharmacies fairly infrequently, but when a change is made, it is generally the result of a competitor's ability to offer better service or a broader array of products and services. Additionally, in the PPS environment, price competition is becoming an increasing factor. The marketing team is comprised of a four-person team who reports to the Vice President of Sales and Marketing. They are responsible for the overall branding of the Company through trade advertising, direct telemarketing, educational seminars, industry press releases, industry trade shows and competitive information.

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

CUSTOMERS

      At June 30, 2000, NCS had contracts to provide services to approximately 227,000 residents in 34 states. These contracts, as is typical in the industry, are generally for a period of one year but can be terminated by either party for any reason upon thirty days written notice. Over the past two years, NCS has expanded its customer base to also include rural hospitals and at June 30, 2000, NCS had contracts to manage hospital pharmacies in 14 states. As of June 30, 2000, no individual customer or market group represented more than 5% of the total sales of the Company's institutional pharmacy business.

COMPETITION

      Competition among providers of pharmacy services to long-term care facilities is intense. The Company believes that it is one of the top three national independent institutional pharmacies in the Country. Institutional pharmacies compete principally on the basis of quality, cost effectiveness and service level. In the geographic areas it serves, the Company competes with local retail pharmacies, captive pharmacies and local, regional and national institutional pharmacies. The Company competes with several other companies with similar marketing strategies, some of which have greater resources than the Company.

REIMBURSEMENT AND BILLING

      As is generally the case for long-term care facility services, NCS receives payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), private third-party insurers and long-term care facilities. For the fiscal year ended June 30, 2000, the Company's payor mix was approximately 42% Medicaid, 1% Medicare, 18% private pay, 16% third-party insurance and other and 23% long-term care facilities, including amounts for which the long-term care facility receives reimbursement under Medicare Part A. Medicare and Medicaid are highly regulated. The failure of NCS and/or its client institutions to comply with applicable reimbursement regulations could adversely affect the Company's business.

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

         Under the new PPS, SNFs receive a single per diem payment for all Medicare Part A covered SNF services. The new single, per diem federal rate is being phased in over a three-year period beginning July 1, 1998. Each Medicare Part A covered patient is designated into one of 44 resource utilization group
(RUG), or case-mix categories, as defined by the Health Care Financing Administration (HCFA). The per diem payment associated with each RUG category encompass all costs of furnishing covered skilled nursing services including routine, ancillary and capital-related costs. PPS incorporates payment for pharmacy within the nursing component (as a non-therapy ancillary) of the federal per diem and adjust costs by the nursing index.

         On November 29, 1999, Congress enacted the Balanced Budget Reconciliation Act of 1999 (`BBRA') in response to concerns that the PPS rates did not adequately reflect the high medication costs of high acuity patients. The BBRA increases the federal per diem rates by 20% for 15 high acuity categories (RUGs) under Extensive Services, Special Care, Clinically Complex and High and Medium Rehab (effective October 1, 2000). In addition, it increases the per diem payment by four percent for all acuity categories (calculated exclusive of the 20% RUG increase) for the years commencing October 1, 2000 and 2001. BBRA also allows SNFs to elect transition to full federal PPS rates on or after December 15, 1999 instead of participating in the three-year transition period

      Referral Restrictions. The Company is subject to federal and state laws which govern financial and other arrangements between health care providers. These laws include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by Medicare or Medicaid. Violations of these laws may result in fines, imprisonment and exclusion from the Medicare and Medicaid programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes broadly. Recent Federal legislation has increased the enforcement and penalties for violation of these statutes.

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

      The OIG has issued "Fraud Alerts" identifying certain questionable arrangements and practices, which it believes, may implicate the federal anti-kickback statute. The OIG has issued a Fraud Alert providing its views on certain joint venture and contractual arrangements between health care providers. The OIG has recently issued a Fraud Alert concerning prescription drug marketing practices that could potentially violate the federal anti-kickback statute. Pharmaceutical marketing activities may implicate the federal anti-kickback statute because drugs are often reimbursed under the Medicaid program. According to the Fraud Alert, examples of practices that may implicate the statute include certain arrangements under which remuneration is made to pharmacists to recommend the use of a particular pharmaceutical product. In addition, a number of states have recently undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arise under state consumer protection laws which generally prohibit false advertising, deceptive trade practices and the like. Further, a number of the states involved in these enforcement actions have requested that the FDA exercise greater regulatory oversight in the area of pharmaceutical promotional activities by pharmacists. It is not possible to determine whether the FDA will act in this regard or what effect, if any, FDA involvement would have on the Company's operations.

      The Company believes its contract arrangements with other health care providers, its pharmaceutical suppliers and its pharmacy practices are in compliance with these laws. There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with the Company's interpretation and application.

      Environmental Matters. In operating its facilities, NCS makes every effort to comply with environmental laws. No major difficulties have been encountered in effecting compliance. In addition, no material capital expenditures for environmental control facilities are expected. While the Company cannot predict the effect, which any future legislation, regulations or interpretations may have upon its operations, it does not anticipate any changes that would have a material adverse impact on its operations.

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

EMPLOYEES

      As of June 30, 2000, the Company had approximately 3,100 full-time employees. None of its employees are represented by a union. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES

      The Company presently maintains its executive offices in approximately 27,500 square feet of space in Beachwood, Ohio pursuant to a lease expiring in 2005 with an unaffiliated third party. NCS currently considers this space to be sufficient for its corporate headquarters operations.

      As of June 30, 2000, the Company leased or owned 86 properties in 34 states with a total square footage of 738,000 square feet ranging in size from approximately 500 square feet to approximately 38,000 square feet. The terms of the leases relating to these properties vary in length remaining, from one month to fourteen years and, in some cases, include options to extend. For information concerning the Company's rental obligations, see Note 5 (Operating Leases) of the Notes to Consolidated Financial Statements, which is set forth at Item 8 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

      In the ordinary course of its business, the Company is subject to inspections, audits, inquiries and similar actions by governmental authorities responsible for enforcing the laws and regulations to which the Company is subject.

      In January 1997, governmental authorities requested information from the Company in connection with an audit and investigation of the circumstances surrounding the apparent drug-related homicide of a non-management employee of one of the Company's pharmacies. The information provided relates to the Company's inventory and the possible theft of controlled substances from this pharmacy. The review identified inadequacies in inventory record keeping and control at this pharmacy. In a meeting with governmental authorities in August 1997, the Company discussed its findings and those of the government and documented corrective measures taken by the Company. In September 1998, the Company was notified by the United States Department of Justice, United States Attorney for the Southern District of Indiana ("USA-Indiana") that the United States Drug Enforcement Administration had referred this matter to the Office of the USA-Indiana for possible legal action involving certain numerous alleged violations of federal law. The USA-Indiana invited the Company to contact the Office of the USA-Indiana in an effort to resolve the matter. The Company subsequently contacted the Office of the USA-Indiana and discussions regarding a possible settlement of this matter ensued. During December 1999, the Company and NCS HealthCare of Indiana, Inc. (NCS Indiana), a wholly-owned subsidiary of the Company, reached a settlement with the USA-Indiana regarding the previously disclosed federal investigation of the Company's facility in Indianapolis, Indiana. Under the terms of the settlement, the Company paid $4,100,000 to the USA-Indiana. The Company also agreed to maintain its current level of spending in connection with its compliance systems and procedures for a period of three years. If the Company does not comply with the terms of the accord, an additional $1,500,000 will be payable to the USA-Indiana.

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

      On June 7, 1999, a lawsuit was filed against the Company in the Superior Court of Norfolk County, Massachusetts. Plaintiffs were certain selling stockholders of the PharmaSource Group, Inc. ("PharmaSource"), which NCS acquired on September 17, 1997. The complaint alleged breach of contract and unfair business practices arising out of NCS' non-payment of certain amounts allegedly payable under the terms of an earn-out provision included in the acquisition agreement. On January 21, 2000, the Company reached a settlement of this litigation. Under the terms of the settlement, the Company issued 1,750,000 Class A Common Shares and a $2,000,000 convertible subordinated debenture maturing on August 15, 2004. The note and accrued "payment-in-kind" interest will be convertible into a maximum of 200,000 Class A Common Shares at a conversion price of $8.00 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY*

      The name, age and positions of each of the Company's executive officers are as follows:


NAME                                AGE        POSITION
Jon H. Outcalt                      64         Chairman of the Board of Directors
Kevin B. Shaw                       43         President, Chief Executive Officer and Director
Gerald D. Stethem                   36         Chief Financial Officer
William B. Byrum                    56         Executive Vice President and Chief Operating Officer
John P. DiMaggio                    37         Senior Vice President
Michael J. Mascali                  40         Senior Vice President
Thomas Bryant Mangum                49         Senior Vice President
A. Malachi Mixon III                60         Director
Richard L. Osborne                  62         Director
Boake A. Sells                      63         Director

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

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Class A Common Stock is traded on the Nasdaq SmallCap Market under the symbol NCSS. Prior to December 8, 1999, the Company's Class A Common Stock was traded on the Nasdaq National Market. The following table sets forth, for the two fiscal years ended June 30, 2000, the high and low sale prices per share for the Class A Common Stock, as reported on the Nasdaq SmallCap Market and the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

                                         HIGH               LOW
                                         ----               ---

1999
First Quarter                          $  29.31         $  16.50
Second Quarter                            23.75            12.00
Third Quarter                             23.44             9.44
Fourth Quarter                            15.00             5.06

2000
First Quarter                           $  5.63          $  1.78
Second Quarter                             3.84             1.53
Third Quarter                              3.19             1.47
Fourth Quarter                             1.81             0.56

      The Company has been advised by the Nasdaq Listing Qualifications Department that recent bid prices for its Class A Common Stock no longer meet the criteria required (minimum bid price of $1.00 per share) for continued inclusion on the Nasdaq SmallCap Market. If the Company is unable to meet the criteria on or before October 9, 2000, its common stock will be traded on the OTC Bulletin Board.

      On September 22, 2000, the last sale price of the Class A Common Stock as reported by Nasdaq was $0.28125 per share. As of September 22, 2000, there were approximately 238 holders of record of the Class A Common Stock, and approximately 35 holders of record of Class B Common Stock. This figure does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

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

ITEM 6. SELECTED FINANCIAL DATA


                                                                     YEAR ENDED JUNE 30,
                                                                     -------------------
                                            1996             1997           1998                1999             2000
                                            ----             ----           ----                ----             ----
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues                                  $113,281         $ 275,040        $ 509,064         $ 717,825        $ 694,530
Cost of revenues                            82,415           205,536          380,217           540,547          556,757
                                          --------         ---------        ---------         ---------        ---------
Gross profit                                30,866            69,504          128,847           177,278          137,773
Selling, general and
   administrative expenses (1)              22,236            51,153           93,895           139,522          126,969
Special charge to increase allowance
     for doubtful accounts (2)                   -                 -                -            32,384           44,623
Nonrecurring charges (2)                     2,811                 -            8,862             8,115           51,136
                                          --------         ---------        ---------         ---------        ---------
Operating income (loss)                      5,819            18,351           26,090            (2,743)         (84,955)
Interest (expense) income, net             (1,611)             1,576          (5,745)           (18,301)         (26,243)
                                          --------         ---------        ---------         ---------        ---------
Income (loss) before
   income taxes                              4,208            19,927           20,345           (21,044)        (111,198)
Income tax (expense) benefit               (1,852)           (8,655)          (9,014)             7,640           (3,326)
                                          --------         ---------        ---------         ---------        ---------
Income (loss) before accounting change       2,356            11,272           11,331           (13,404)        (114,524)
Cumulative effect of
     accounting change (1)                       -                 -                -            (2,921)               -
                                          --------         ---------        ---------         ---------        ---------
Net income (loss)                         $  2,356         $  11,272        $  11,331         $ (16,325)       $(114,524)
                                          ========         =========        =========         =========        =========
Net income (loss) per share - basic       $   0.28         $    0.70        $    0.59         $  ( 0.81)       $  ( 5.31)
                                          ========         =========        =========         =========        =========
Net income (loss) per share - diluted     $   0.26         $    0.69        $    0.58         $  ( 0.81)       $  ( 5.31)
                                          ========         =========        =========         =========        =========

Income (loss) before accounting
   change - basic                         $   0.28         $    0.70        $    0.59         $  ( 0.66)       $  ( 5.31)
                                          ========         =========        =========         =========        =========
Income (loss) before accounting
   change - diluted                       $   0.26         $    0.69        $    0.58         $  ( 0.66)       $  ( 5.31)
                                          ========         =========        =========         =========        =========
Weighted average common
   shares outstanding - basic                8,462            15,991           19,100            20,200           21,551
                                          ========         =========        =========         =========        =========
Weighted average common
   shares outstanding - diluted              8,995            16,843           19,372            20,200           21,551
                                          ========         =========        =========         =========        =========

                                                                      YEAR ENDED JUNE 30,
                                                                      -------------------
                                            1996             1997              1998              1999              2000
                                            ----             ----              ----              ----              ----
                                                                         (IN THOUSANDS)

BALANCE SHEET DATA:

Cash and cash equivalents               $   21,460        $    8,160        $  21,186         $  29,424        $  16,387
Working capital                             48,336            53,164          149,362           197,395          (93,865)
Total assets                               110,668           321,030          623,790           699,499          546,663
Line of credit                                   -            10,285          147,800           214,700          206,130
Long-term debt, excluding
   current portion                           1,961             8,043            3,879             1,936            1,291
Convertible subordinated debentures          6,549             4,813          102,753           100,000          102,000
Stockholders' equity                        91,100           253,226          287,334           276,434          169,705

(1) Selling, general and administrative expenses for 1999 include $11,503 of pre-tax costs that would have been capitalized prior to the adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities." The cumulative effect of accounting change represents start-up costs, net of tax, that were previously capitalized as of June 30, 1998.

(2) For 1996, represents a nonrecurring charge in connection with the termination of certain compensation arrangements with the prior owners of certain acquired businesses. For 1998, represents a nonrecurring charge related to restructuring and other nonrecurring expenses in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items. For 1999, represents a special charge to increase the allowance for doubtful accounts and other nonrecurring charges in association with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items. For 2000, represents a special charge to increase the allowance for doubtful accounts and nonrecurring, restructuring and other special charges associated with the continuing implementation and execution of strategic restructuring and consolidation activities, the planned disposition of certain non-core and/or non-strategic assets, impairment of certain assets and other nonrecurring items. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations, expressed as a percentage of total revenues.


                                                                                         YEAR ENDED JUNE 30,
                                                                                 1998            1999            2000
                                                                                 ----            ----            ----

Revenue                                                                         100.0%          100.0%          100.0%
Cost of revenues                                                                 74.7            75.3            80.2
                                                                                -----           -----           -----
Gross margin                                                                     25.3            24.7            19.8
Selling, general and administrative expenses                                     18.5            19.4            18.3
Special charge to increase allowance for doubtful accounts                          -             4.5             6.4
Nonrecurring charges                                                              1.7             1.2             7.3
                                                                                -----           -----           -----
Operating income (loss)                                                           5.1            (0.4)          (12.2)
Interest expense, net                                                            (1.1)           (2.6)           (3.8)
                                                                                -----           -----           -----
Income (loss) before income taxes                                                 4.0            (3.0)          (16.0)
Cumulative effect of accounting change                                              -            (0.4)              -
Income tax (expense) benefit                                                     (1.8)            1.1            (0.5)
                                                                                -----           -----           -----
Net income (loss)                                                                 2.2%           (2.3)%         (16.5)%
                                                                                ======          =====           =====

YEARS ENDED JUNE 30, 2000 AND 1999

      The net loss for the year ended June 30, 2000 was $114.5 million or $5.31 per diluted share compared to a net loss of $16.3 million or $0.81 per diluted share for the year ended June 30, 1999. The net loss for the year ended June 30, 1999 before the cumulative effect adjustment to adopt the Accounting Standards Executive Committee Statement of Position 98-5 (SOP 98-5) "Reporting on the Costs of Start-up Activities," was $13.4 million or $0.66 per diluted share.

      The net loss for the year ended June 30, 2000, excluding nonrecurring, restructuring, other special charges and a non-cash charge related to a valuation allowance recorded against the Company's net deferred tax assets, was $9.5 million or $0.44 per diluted share compared to net income of $17.9 million or $0.88 per share in the prior year, excluding special and nonrecurring charges and the effect of adopting SOP 98-5.

         Operating results for the year ended June 30, 2000 continued to be negatively impacted by the implementation of Medicare's Prospective Payment System (PPS). The adverse impact of the implementation of PPS under the Balanced Budget Act of 1997 for Medicare residents of skilled nursing facilities has been significantly greater than anticipated resulting in a difficult operating environment in the long-term care industry. PPS created numerous changes to reimbursement policies applicable to skilled nursing facilities under Medicare Part A. Prior to the implementation of PPS, Medicare reimbursed each skilled nursing facility based on that facility's actual Medicare Part A costs plus a premium. Under PPS, Medicare pays skilled nursing facilities a fixed fee per Medicare Part A patient day based on the acuity level of the patient. The per diem rate covers all items and services furnished during a covered stay for which reimbursement was formerly made separately on a cost plus basis. This change in reimbursement policies has resulted in a substantial reduction in reimbursement for skilled nursing facilities. Consequently, the Company has experienced revenue and margin pressure as a result of nursing facilities attempting to manage pharmaceutical costs along with all other costs associated with patient care under a simple per diem reimbursement amount. In addition, there has been a significant reduction in the utilization of other therapies such as speech, occupational and physical rehabilitation. With the implementation of PPS, skilled nursing facilities have become increasingly more reluctant to admit Medicare residents, especially those requiring complex care, causing Medicare census in these facilities to weaken and reducing the average length of stay for Medicare residents. Resident acuity level has also decreased as these facilities have attempted to avoid high acuity patients, negatively impacting the overall utilization of drugs, particularly those with higher costs such as infusion therapy.

         These outcomes have negatively impacted nursing facilities and the institutional pharmacy services industry as a whole. For Medicare certified skilled nursing facilities, PPS has caused significant earnings and cash flow pressure. Some facilities have sought bankruptcy protection or consolidation as a method of reducing costs and increasing operating efficiencies causing the Company to experience some bed loss as a result. For the Company, operating processes for administering and executing PPS related activities were significantly different than operating processes prior to the implementation of PPS. Contracting processes, data gathering, and operational dispensing processes for Medicare A residents all underwent significant change resulting in higher costs and lower margins for the Company. These costs were in addition to the impact of costs associated with customers bankruptcies and deteriorating financial condition. On November 29, 1999, Congress enacted the Balanced Budget Refinement Act in an attempt to provide relief to skilled nursing facilities by providing a temporary increase in reimbursement rates effective April 1, 2000, pending appropriate revisions to the PPS System, particularly for higher acuity residents. Even with these changes, a very difficult operating environment remains and management continues to react to pressures in the current PPS environment. The Company is reducing operating and overhead expenses, has accelerated efforts to consolidate and/or close pharmacy locations, is terminating uneconomic accounts and applying stricter standards in accepting new business.

         Revenues for the year ended June 30, 2000 decreased $23.3 million or 3.2% to $694.5 million from $717.8 million for the year ended June 30, 1999. Approximately $20.5 million of the decrease in revenue from the prior fiscal year is attributable to a decrease in revenue from the Company's allied and ancillary services. This decrease is due to decisions by management to terminate uneconomic accounts and the shutdown or sale of certain non-strategic or unprofitable operations. During April 2000, the Company disposed of two ancillary operations that were not contributing to the overall financial performance of the Company. The remaining $2.8 million of the revenue decrease is attributable to the Company's pharmacy operations and is related to net bed loss during the period. Although the Company added new customers during the year ended June 30, 2000 through its sales and marketing efforts, the number of beds served by the Company declined due to decisions by management to terminate uneconomic accounts as well as general bed loss typically experienced in a competitive environment.

      Cost of revenues for the year ended June 30, 2000 increased $16.2 million or 3.0% to $556.8 million from $540.6 million for the year ended June 30, 1999. Cost of revenues as a percentage of revenues increased to 80.2% for the year ended June 30, 2000 from 75.3% for the year ended June 30, 1999. Gross margins during the year ended June 30, 2000 were significantly affected by the impact of the PPS reimbursement system. The margin pressure resulted from continued Medicare Part A pricing pressure, lower than anticipated gross margins on PPS related contracts and reduced acuity levels at customer facilities. In addition, the Company's payor mix has continued to shift towards lower margin payors, including Medicaid and insurance.

      Selling, general and administrative expenses for the year ended June 30, 2000 decreased $12.5 million or 9.0% to $127.0 million from $139.5 million for the year ended June 30, 1999. Selling, general and administrative expenses as a percentage of revenues decreased from 19.4% for the year ended June 30, 1999 to 18.3% for the year ended June 30, 2000. The decrease in expenses from the prior fiscal year is a result of efforts by the Company to reduce operating and overhead costs by accelerating the consolidation and/or closing of pharmacy locations and continuing its employee reduction plan.

      Excluding the effects of the nonrecurring, restructuring and special charges described below, operating income for the year ended June 30, 2000 decreased $27.0 million or 71.4% to $10.8 million from $37.8 million for the year ended June 30, 1999. Excluding the effects of the nonrecurring, restructuring and special charges, operating income as percentage of sales was 1.6% for the year ended June 30, 2000 and 5.3% for the year ended June 30, 1999. The decrease is related to the implementation of PPS as discussed above.

      During fiscal 2000, the Company recorded nonrecurring, restructuring and special charges of $95.8 million. A special charge of $44.6 million was recorded to increase the allowance for doubtful accounts, and nonrecurring, restructuring and other special charges of $51.2 million were recorded in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations, the planned disposition of certain non-core and/or non-strategic assets, impairment of certain assets and other nonrecurring items.

      The special charge to increase the allowance for doubtful accounts resulted from the continuing negative changes observed in industry and customer trends during the year ended June 30, 2000, and a change in the method of estimating the allowance necessary for accounts receivable. The financial condition of the Company's primary customer base and general industry trends continued to deteriorate throughout the year. Due to the negative trends that the Company's customers are facing, management re-evaluated the method of estimating the allowances necessary for these and other customers. The total provision for doubtful accounts, including the amounts included in the special charge, was $53.8 million for the year ended June 30, 2000.

      The Company continued its plan of restructuring to consolidate certain pharmacy sites in order to improve operating efficiencies. During the year ended June 30, 2000, the Company decided to consolidate thirteen additional pharmacy sites into either a new or existing location. The Company also decided to shutdown locations associated with certain ancillary services. During the year ended June 30, 2000, the Company recorded nonrecurring charges of $9.7 million related to these site consolidations and location shutdowns, inclusive of $ 1.1 million of additional costs incurred on site consolidations previously announced. As of June 30, 2000, twelve pharmacy sites and six ancillary service locations were consolidated into either a new or existing location or shutdown. The remaining site consolidations and location shutdowns were completed as of August 2000.

      During the year ended June 30, 2000 the Company adopted a formal exit plan to dispose of certain non-core and/or non-strategic assets. The Company recorded nonrecurring charges of $30.7 million related to the planned disposition of assets primarily consisting of impairment to goodwill and property and equipment. Total revenue and operating income of the related business units was $59.3 million and $1.5 million, respectively, for the year ended June 30, 2000. During April 2000, the Company disposed of two ancillary operations. The carrying amount of assets held for sale at June 30, 2000 was $7.6 million.

      The remaining $10.8 million of the nonrecurring charge primarily relates to severance incurred during the year associated with the Company's expense reduction initiatives, additional asset impairments, costs related to a settlement with federal authorities regarding the investigation of the Company's Indianapolis, Indiana facility and other nonrecurring expenses.

      During December 1999, the Company reached a settlement with the U.S. Attorney's office in the Southern District of Indiana regarding the federal investigation of the Company's facility in Indianapolis, Indiana. As a result, the Company recorded the settlement amount as a nonrecurring charge. Under the terms of the settlement, the Company paid $4.1 million to the U.S. Attorney's office. The Company also agreed to maintain its current level of spending in connection with its compliance systems and procedures for a period of three years. If the Company does not comply with the terms of the accord, an additional $1.5 million will be payable to the U.S. Attorney's office. See "Certain Regulatory Investigations and Legal Proceedings".

      Employee severance costs included in the nonrecurring charges relate to the termination of 472 employees. As of June 30, 2000, 404 employees have been terminated.

      Details of the fiscal 2000 nonrecurring, restructuring and special charges and related activity are as follows:



                                                             Nonrecurring              Reserve
           Description               Cash/non-cash             Charge     Activity   At 6/30/00
           -----------               -------------             ------     --------   ----------
                                                            (In millions)
Site Consolidations
     Severance/compensation related      Cash                   $ 1.3      $ (1.0)      $  .3
     Lease terminations                  Cash                     2.8         (.4)        2.4
     Asset impairments                   Non-cash                 4.4        (4.4)         --
     Other                               Cash                     1.2         (.6)         .6

Special increase to allowance
     for doubtful accounts               Non-cash                44.6       (44.6)         --

Disposition of Assets
     Asset impairment                    Non-cash                30.2       (30.2)         --
     Other                               Cash                      .5         (.2)         .3

Other
     Cash                                                         6.6        (6.2)         .4
     Non-cash
                                                                  4.2        (4.2)         --
                                                                -----      ------       -----
Total                                                           $95.8      $(91.8)      $ 4.0
                                                                =====      ======       =====

      The Company had net interest expense of $26.2 million for the year ended June 30, 2000, compared to net interest expense of $18.3 million for the year ended June 30, 1999. The increase is primarily attributable to increased average borrowings on the Company's revolving credit facility, an increase in interest rates and other finance related charges during fiscal 2000 as compared to the prior year. The additional funds borrowed in fiscal 1999 were primarily used for working capital purposes, to fund internal growth and capital expenditures for infrastructure improvement.

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

      Excluding the effects of the early adoption of SOP 98-5 and the special and nonrecurring charges as described below, operating income for the year ended June 30, 1999 increased $14.3 million or 40.6% to $49.3 million from $35.0 million for the year ended June 30, 1998. This improvement is primarily attributable to increased sales volume generated during the year from acquisitions and internal growth. Excluding the effects of the early adoption of SOP 98-5 during the year ended June 30, 1999 and the special and nonrecurring charges, operating income as percentage of sales for the years ended June 30, 1999 and 1998 was 6.9% .

      During the fourth quarter of fiscal 1999 the Company recorded special and nonrecurring charges of $40.5 million before tax ($24.3 million net of tax). A special charge of $32.4 million before tax was recorded to increase the allowance for doubtful accounts, and nonrecurring charges of $8.1 million before tax were recorded in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items.

      The special charge to increase the allowance for doubtful accounts resulted from significant changes observed in industry and customer trends during the last three months of the fiscal year ended June 30, 1999, and items encountered from recent acquisitions. The circumstances of the customer and industry trends primarily relate to increased bankruptcies and significant financial difficulties recently experienced by the Company's customers primarily as a result of the implementation of the Medicare Prospective Payment System. The acquisition related items primarily pertain to specific receivable collectibility issues relating to previous utilization of "legacy" systems, and other nonrecurring issues which have resulted in potentially uncollectible accounts receivable.

      During the fourth quarter of fiscal 1999, the Company adopted a plan of restructuring to consolidate certain pharmacy sites in similar geographies. The plan is a continuation of the plan adopted in fiscal 1998 to combine pharmacies in close proximity in order to improve operating efficiencies. As a result of the new exit plan, four additional pharmacy sites were consolidated into either a new or existing location. During the year ended June 30, 1999, the Company recorded nonrecurring charges of $4.7 million before tax related to the new site consolidations, inclusive of $0.2 million of additional costs incurred on the site consolidations announced in the prior year. These costs consist of $2.1 million related to employee severance and other compensation related expenses, $0.6 million related to lease termination costs and $2.0 million related to asset impairments and other miscellaneous costs.

      The remaining $3.4 million before tax of the nonrecurring charge primarily relates to severance incurred during the fourth quarter of fiscal 1999 associated with the Company's expense reduction initiatives, additional acquisition related and other expenses.

      Employee severance costs included in the nonrecurring charge relate to the termination of 120 employees. As of June 30, 2000 all 120 employees have been terminated.

      Details of the fourth quarter fiscal 1999 special and nonrecurring charge and related activity are as follows:


                                                          Nonrecurring                     Reserve                    Reserve
    Description                  Cash/non-cash               Charge      Activity       At 6/30/99   Activity       At 6/30/00
    -----------                  -------------               ------      --------       ----------   --------       ----------
                                                         (In millions)
Site Consolidations
     Severance/compensation related    Cash                    $ 2.1        $(1.5)          $ .6        $ (.6)          $ --
     Lease terminations                Cash                       .6          (.1)            .5          (.4)            .1
     Asset impairments                 Non-cash                  1.5         (1.5)            --            --            --
     Other                             Cash                       .5          (.5)            --            --            --

Special increase to allowance
     For doubtful accounts             Non-cash                 32.4        (32.4)            --            --            --
Other                                  Cash                      3.4         (2.7)            .7          (.5)            .2
                                                               -----       ------          -----       ------           ----


Total                                                          $40.5       $(38.7)         $ 1.8       $ (1.5)          $ .3
                                                               =====       =======         =====       =======          ====


      The Company had net interest expense of $18.3 million for the year ended June 30, 1999, compared to net interest expense of $5.7 million during the year ended June 30, 1998. The increase in expense is due to increased borrowings on the line of credit and the issuance of $100 million of convertible subordinated debentures in August 1997. These funds were used primarily for acquisitions.

      During the fourth quarter of fiscal 1998, the Company adopted a formal plan of restructuring to consolidate certain pharmacy sites in similar geographies. The plan combined pharmacies in close proximity in order to improve operating efficiencies. As a result of the exit plan, 15 pharmacy sites were consolidated into either a new or existing location as of June 30, 2000. The Company recorded nonrecurring charges of $5.3 million related to the site consolidations during the year ended June 30, 1998, which consists of $0.5 million related to employee severance costs in relation to the termination of 149 employees, $0.7 million related to lease termination costs and $4.1 million related to asset impairments and other miscellaneous costs. All of the employee terminations under the plan have occurred as of June 30, 2000.

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

      Details of the fourth quarter fiscal 1998 nonrecurring charge and related activity are as follows:



                                                            Nonrecurring                  Reserve                        Reserve
     Description                  Cash/non-cash                Charge      Activity      At 6/30/99      Activity       At 6/30/00
     -----------                  -------------                ------      --------      ----------      --------       ----------
                                                            (In millions)
Site Consolidations
     Severance packages                Cash                     $ .5        $ (.5)          $ --          $ --           $ --
     Lease terminations                Cash                       .7          (.4)            .3          (.3)             --
     Asset impairments                 Non-cash                  3.5         (3.5)            --            --             --
     Other                             Cash                       .6          (.6)            --            --             --




Buyout of employment agreements        Cash                       .9          (.8)            .1          (.1)             --

Write-off financing fees               Non-cash                  1.3         (1.3)            --           --              --

Other
     Cash                                                        1.0          (.9)            .1          (.1)             --
     Non-cash                                                     .4          (.4)            --           --              --
                                                                -----       -----           ----       ------            ----

Total                                                           $8.9        $(8.4)          $ .5       $ (.5)            $ --
                                                                ====        ======          ====       ======            ====

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by (used in) operating activities was $(14.8) million, $(24.0) million and $10.8 million in fiscal 1998, 1999 and 2000, respectively. The increase in net cash provided by operating activities during fiscal 2000 was primarily due to a slower growth rate in accounts receivable, a decrease in inventory and refunds received from federal and state income tax authorities offset by a decrease in accounts payable and accrued expenses. The slower growth rate in accounts receivable from June 30, 1999 is mainly attributable to slower internal sales growth during the year ended June 30, 2000 and increased collection efforts by the Company. However, the Company continues to experience slower payment trends by customers as a result of the implementation of PPS. Cash used in operating activities increased in fiscal 1999 due to increases in trade accounts receivable, other current assets and inventories. The growth in accounts receivable and inventory was primarily associated with internal sales growth. Additionally, some accounts receivable growth is attributable to slower payment trends by customers as a result of PPS implementation and other accounts receivable issues previously described above. The increase in other current assets primarily results from income tax refunds receivable at June 30, 1999. These cash flow decreases were partially offset by increases in trade accounts payable and accrued expenses. A majority of the trade accounts payable increase is attributable to longer negotiated payment terms under a new primary pharmaceutical supplier agreement implemented in June 1999. The Company purchases the majority of its inventory through a primary pharmaceutical supplier, and the terms of the related contracts are an integral part of the Company's future liquidity.

      Net cash used in investing activities was $202.8 million, $35.0 million and $11.8 million in fiscal 1998, 1999 and 2000, respectfully. The decrease in fiscal 2000 is primarily a result of a decrease in capital expenditures. The decrease in fiscal 1999 is primarily the result of fewer business acquisitions during 1999 as compared to the prior year.

      The Company made capital expenditures of $24.0 million, $29.4 million and $6.7 million in fiscal 1998, 1999 and 2000, respectfully. Significant capital expenditures made during the year ended June 30, 2000 include capitalized software costs associated with the Concord DX operating system, computer equipment, leasehold improvements and medication carts. Significant capital expenditures during the year ended June 30, 1999 primarily included computer and information systems equipment and computer software as the Company continued to invest in converting all pharmacy sites to the Concord DX system. Additionally, other capital expenditures during 1999 were made for furniture and fixtures, leasehold improvements, medication carts and delivery vehicles.

      Net cash provided by (used in) financing activities was $230.7 million, $67.2 million and $(12.0) million in fiscal 1998, 1999 and 2000, respectfully. Cash used in financing activities in fiscal 2000 is a result of the Company's efforts to pay down the outstanding revolving credit facility balance. The decrease in cash provided by financing activities during fiscal 1999 primarily results from reduced financing needs resulting from a significant reduction in acquisition activity during 1999. The net proceeds during 1999 were primarily obtained from the revolving credit agreement to fund working capital needs resulting from internal growth and infrastructure investments in a common operating system. During fiscal 1998, cash provided by financing activities was primarily the result of funds received from an offering of convertible subordinated debentures completed by the Company on August 13, 1997 and an increase in funds borrowed under the revolving credit facility. These funds were primarily utilized for acquisitions in fiscal 1998.

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

      At June 30, 2000 the Company is in violation of certain financial covenants of the credit agreement related to its revolving credit facility. On April 21, 2000, the Company received a formal notice of default from the bank group. As a result of the notice of default, the interest rate on the revolving credit facility increased to the Prime Rate plus 2.25% (11.75% at June 30, 2000). In addition, the Company will not be permitted to obtain any further funds under the credit facility until the defaults have been waived by the bank group. The Company is currently in discussions to obtain waivers of the covenant violations and to amend the credit agreement. Until the amendment to the credit agreement is obtained, the borrowings of $206.1 million under the credit facility will be classified as a current liability. Failure to obtain the waiver and amendment could have a material adverse effect on the Company. If the waiver and amendment are not obtained, the Company's lenders may accelerate the maturity of the Company's obligations and/or exercise other remedies under the credit agreement including exercising their rights with respect to the pledged collateral. Such action could also result in the acceleration of the maturity of the Company's convertible subordinated debentures. Subject to obtaining the necessary waivers and amendments, the Company expects to meet future financing needs principally through the use of its revolving credit facility and cash generated from operations. The Company has implemented measures to improve cash flows generated from operating activities, including reductions in operating and overhead costs by accelerating the consolidation and/or closing of pharmacy locations and continuing its employee reduction plan, and more aggressive collection and inventory reduction efforts. However, the Company may require additional capital resources for internal working capital needs and may need to incur additional indebtedness to meet these requirements. Additional funds are currently not available under the revolving credit facility as described above and there can be no assurances that additional funds will be available.

      The Company has engaged financial advisors and legal counsel to assist in exploring various capital restructuring and strategic alternatives with third parties. At this time, no decision has been made to enter into a transaction or as to what form a transaction might take. There is no assurance that any such transaction will be consummated.

      The Company's effective income tax expense (benefit) rates were 44.3%, (36.3)% and 3.0% for the years ended June 30, 1998, 1999 and 2000, respectively. During fiscal 1998 and 1999, the tax rates differ from the federal statutory rate primarily as a result of state and local income taxes and the non-deductibility of certain acquisition costs. During fiscal 2000, the tax rate differs from the federal statutory rate primarily as a result of the recording of a full valuation allowance against the Company's net deferred tax assets consisting primarily of net operating loss carryforwards.

CERTAIN REGULATORY INVESTIGATIONS AND LEGAL PROCEEDINGS

      In January 1997, governmental authorities requested information from the Company in connection with an audit and investigation of the circumstances surrounding the apparent drug-related homicide of a non-management employee of one of the Company's pharmacies. The information provided relates to the Company's inventory and the possible theft of controlled substances from this pharmacy. The review identified inadequacies in inventory record keeping and control at this pharmacy. In a meeting with governmental authorities in August 1997, the Company discussed its findings and those of the government and documented corrective measures taken by the Company. In September 1998, the Company was notified by the United States Department of Justice, United States Attorney for the Southern District of Indiana ("USA-Indiana") that the United States Drug Enforcement Administration had referred this matter to the Office of the USA-Indiana for possible legal action involving certain numerous alleged violations of federal law. The USA-Indiana invited the Company to contact the Office of the USA-Indiana in an effort to resolve the matter. The Company subsequently contacted the Office of the USA-Indiana and discussions regarding a possible settlement of this matter ensued. During December 1999, the Company and NCS HealthCare of Indiana, Inc. (NCS Indiana), a wholly-owned subsidiary of the Company, reached a settlement with the USA-Indiana regarding the previously disclosed federal investigation of the Company's facility in Indianapolis, Indiana. Under the terms of the settlement, the Company paid $4.1 million to the USA-Indiana. The Company also agreed to maintain its current level of spending in connection with its compliance systems and procedures for a period of three years. If the Company does not comply with the terms of the accord, an additional $1.5 million will be payable to the USA-Indiana.

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

      On June 7, 1999, a lawsuit was filed against the Company in the Superior Court of Norfolk County, Massachusetts. Plaintiffs were certain selling stockholders of the PharmaSource Group, Inc. ("PharmaSource"), which NCS acquired on September 17, 1997. The complaint alleged breach of contract and unfair business practices arising out of NCS' non-payment of certain amounts allegedly payable under the terms of an earn-out provision included in the acquisition agreement. On January 21, 2000, the Company reached a settlement of this litigation. Under the terms of the settlement, the Company issued 1,750,000 Class A Common Shares and a $2,000,000 convertible subordinated debenture maturing on August 15, 2004. The note and accrued "payment-in-kind" interest will be convertible into a maximum of 200,000 Class A Common Shares at a conversion price of $8.00 per share.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained in or incorporated by reference into this Annual Report on Form 10-K, including, but not limited to, those regarding the Company's financial position, business strategy, Year 2000 readiness disclosure and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have expected effects on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company may differ materially from those expressed or implied by any such forward-looking statements. Among the factors that could cause actual results to differ materially from the Company's expectations include continuation of various trends in the long-term care market (including the trend toward consolidation and the impact of the Balanced Budget Act of 1997), competition among providers of long-term care pharmacy services, the Company's negotiations with its bank group related to the waiver and amendment of its credit facility, changes in regulatory requirements, reform of the health care delivery system, litigation matters, other factors and risks and uncertainties described in the Company's SEC reports.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company has managed its interest rate risk by balancing its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company has a balance of $206.1 million on its revolving credit facility at June 30, 2000, which is subject to a variable rate of interest based on the Prime rate. Assuming borrowings at June 30, 2000, a one-hundred basis point change in interest rates would impact net interest expense by approximately $2.1 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements
Report of Independent Auditors                                             26
Consolidated Balance Sheets at June 30, 1999 and 2000                      27
Consolidated Statements of Operations for each of the three years
   in the period ended June 30, 2000                                       29
Consolidated Statements of Stockholders' Equity for each of the
   three years in the period ended June 30, 2000                           30
Consolidated Statements of Cash Flows for each of the three years
   in the period ended June 30, 2000                                       33
Notes to Consolidated Financial Statements                                 33

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
NCS HealthCare, Inc.

      We have audited the accompanying consolidated balance sheets of NCS HealthCare, Inc. and subsidiaries as of June 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCS HealthCare, Inc. and subsidiaries at June 30, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in violation of certain financial covenants under its revolving credit facility. As a result of the covenant violations, the Company's lenders may accelerate the maturity of the Company's obligations under the revolving credit facility. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to this matter is also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of this uncertainty.

      As discussed in Note 1 to the consolidated financial statements, effective July 1, 1998, the Company changed its method of accounting for start-up costs.

August 18, 2000                                       Ernst & Young LLP
Cleveland, Ohio

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS


                                                                                                       JUNE 30,
                                                                                                       --------
                                                                                                 1999           2000
                                                                                                 ----           ----
CURRENT ASSETS
   Cash and cash equivalents                                                              $    29,424        $    16,387
   Trade accounts receivable, less allowance for
      doubtful accounts of $38,880 and $53,926 as of
      June 30, 1999 and 2000                                                                  160,168            120,849
   Inventories                                                                                 49,244             37,086
   Deferred income taxes                                                                       19,901                 --
   Prepaid expenses and other current assets                                                   26,496              5,322
                                                                                             --------           --------
              Total current assets                                                            285,233            179,644

PROPERTY, PLANT AND EQUIPMENT

   Land                                                                                           204                204
   Buildings                                                                                    2,206              2,212
   Machinery, equipment and vehicles                                                           31,129             29,212
   Computer equipment and software                                                             37,458             39,025
   Furniture, fixtures and leasehold improvements                                              23,394             21,775
                                                                                             --------           --------
                                                                                               94,391             92,428
   Less accumulated depreciation and amortization                                              35,275             47,264
                                                                                             --------           --------
                                                                                               59,116             45,164
Goodwill, less accumulated amortization of $22,803
   and $33,620 as of June 30, 1999 and 2000                                                   343,247            311,876
Other assets, less accumulated amortization of
   $3,286 and $5,250 as of June 30, 1999 and 2000                                              11,903              9,979
                                                                                            ---------         ----------
TOTAL ASSETS                                                                                 $699,499           $546,663
                                                                                             ========           ========


                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                      JUNE 30,
                                                                                                      --------
                                                                                               1999              2000
                                                                                             --------           --------
CURRENT LIABILITIES

   Line of credit in default                                                                 $     --           $206,130
   Trade accounts payable                                                                      50,061             44,857
   Accrued compensation and related expenses                                                   15,798              7,115
   Other accrued expenses                                                                      18,499             14,756
   Current portion of long-term debt                                                            3,480                651
                                                                                             --------           --------
              Total current liabilities                                                        87,838            273,509

   Line of credit                                                                             214,700                 --
   Long-term debt, excluding current portion                                                    1,936              1,291
   Convertible subordinated debentures                                                        100,000            102,000
   Deferred income taxes                                                                       18,209                  -
   Other long-term liabilities                                                                    382                158

STOCKHOLDERS' EQUITY

   Preferred stock, $.01 par value per share; 1,000,000
      shares authorized; none issued                                                               --                 --
   Common stock, $.01 par value per share:
      Class A -- 50,000,000 shares authorized; 14,277,492
        and 17,176,486 shares issued and outstanding at
        June 30, 1999 and 2000, respectively                                                      143                172
      Class B -- 20,000,000 shares authorized; 6,005,280
        and 5,807,283 shares issued and outstanding
        at June 30, 1999 and 2000, respectively                                                    60                 58
   Paid-in capital                                                                            263,882            271,650
   Retained earnings (deficit)                                                                 12,349           (102,175)
                                                                                             --------           ---------
                                                                                              276,434            169,705
                                                                                             --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $699,499           $546,663
                                                                                             ========           ========


                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                           YEAR ENDED JUNE 30,
                                                                                           -------------------
                                                                                 1998            1999               2000
                                                                                 ----            ----               ----
Revenues                                                                       $509,064        $717,825         $694,530
Cost of revenues                                                                380,217         540,547          556,757
                                                                               --------        --------          -------
Gross profit                                                                    128,847         177,278          137,773
Selling, general and administrative expenses                                     93,895         139,522          126,969
Special charge to increase allowance for doubtful accounts                           --          32,384           44,623
Nonrecurring charges                                                              8,862           8,115           51,136
                                                                               --------        --------          -------
Operating income (loss)                                                          26,090          (2,743)         (84,955)
Interest expense                                                                 (8,199)        (19,864)         (29,808)
Interest income                                                                   2,454           1,563            3,565
                                                                               --------        --------          -------
Income (loss) before income taxes                                                20,345         (21,044)        (111,198)
Income tax (expense) benefit                                                     (9,014)          7,640           (3,326)
Cumulative effect of accounting change, net of taxes                                 --          (2,921)              --
                                                                               --------        --------          -------
Net income (loss)                                                             $  11,331       $ (16,325)       $(114,524)
                                                                              =========       =========        ==========
Earnings (loss) per share data:
Earnings (loss) per common share - basic                                       $   0.59      $   (0.81)       $   (5.31)
                                                                               ========      ==========       ==========
Earnings (loss) per common share - diluted                                     $   0.58      $  ( 0.81)       $   (5.31)
                                                                               ========      ==========       ==========
Weighted average number of common
  shares outstanding - basic                                                     19,100          20,200           21,551
                                                                                =======         =======          =======
Weighted average number of common
  shares outstanding - diluted                                                   19,372          20,200           21,551
                                                                                =======         =======           ======



                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                              CLASS A          CLASS B                           RETAINED
                                              COMMON           COMMON        PAID-IN             EARNINGS      STOCKHOLDERS'
                                               STOCK            STOCK        CAPITAL             (DEFICIT)        EQUITY
                                               -----            -----        -------             --------         ------
Balance at June 30, 1997                        $ 113            $ 67        $235,703          $ 17,343         $253,226
Exercise of stock options
   (2,637 shares of Class
   A Common Stock)                                 --              --              20                --               20
Issuance of 796,608
   shares of Class A
   Common Stock and
   563,879 shares of
   Class B Common Stock
   for business combinations                        8               6          16,798                --           16,812
Conversion of 843,377
   shares of Class B
   Common Stock to
   843,377 shares of
   Class A Common Stock                             8              (8)             --                --               --
Conversion of convertible
   subordinated debentures
   and notes payable
   (378,379 shares of Class
   A Common Stock)                                  4              --           5,941                --            5,945
Net income                                         --              --              --            11,331           11,331
                                                -----            ----    ------------           -------         --------
Balance at June 30, 1998                          133              65         258,462            28,674          287,334
Exercise of stock options
   (3,545 shares of Class
   A Common Stock and
   69,692 shares of Class
   B Common Stock)                                 --              --             823                --              823
Issuance of 114,134
   shares of Class A
   Common Stock and
   payback of 7,572 shares of
   Class B Common Stock
   for business combinations                        1              --           1,397                --            1,398
Issuance of 31,383
   shares of Class A
   Common Stock
   for profit sharing plan                          1              --             449                --              450
Conversion of 520,084
   shares of Class B
   Common Stock to
   520,084 shares of
   Class A Common Stock                             5              (5)             --                --               --
Conversion of convertible
   subordinated debentures
   (273,707 shares of Class
   A Common Stock)                                  3              --           2,751                --            2,754
Net (loss)                                         --              --              --           (16,325)         (16,325)
                                                -----            ----        --------          --------         --------
Balance at June 30, 1999                         $143            $ 60        $263,882          $ 12,349         $276,434
                                                =====            ====        ========          ========         ========

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                   (CONTINUED)


                                              CLASS A          CLASS B                         RETAINED
                                              COMMON           COMMON        PAID-IN           EARNINGS       STOCKHOLDERS'
                                               STOCK            STOCK        CAPITAL           (DEFICIT)         EQUITY
                                              -------          -------       -------           --------       ------------

Balance at June 30, 1999                         $143            $ 60        $263,882          $ 12,349         $276,434
Issuance of 2,203,844
   shares of Class A
   Common Stock
   for business combinations                       22              --           6,811                --            6,833
Issuance of 497,153
   shares of Class A
   Common Stock
   for profit sharing plan                          5              --             957                --              962
Conversion of 197,997
   shares of Class B
   Common Stock to
   197,997 shares of
   Class A Common Stock                             2              (2)             --                --               --
Net (loss)                                         --              --              --          (114,524)        (114,524)
                                                 ----            ----        --------         ---------         --------
Balance at June 30, 2000                         $172            $ 58        $271,650         $(102,175)        $169,705
                                                 ====            ====        ========         ==========        ========



                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                            YEAR ENDED JUNE 30,
                                                                                            -------------------
                                                                                    1998           1999            2000
                                                                                    ----           ----            ----
OPERATING ACTIVITIES
Net income (loss)                                                             $  11,331      $  (16,325)        (114,524)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating
   activities:
      Non-cash portion of nonrecurring charges                                    5,229           1,486           38,555
      Depreciation and amortization                                              16,454          23,512           28,678
      Provision for doubtful accounts                                             2,279          35,568           53,825
      Deferred income taxes                                                          47          (3,665)           2,937
      Cumulative effect of accounting change, net of taxes                           --           2,921               --
      Non-cash profit sharing expense                                                --             450              962
      Changes in assets and liabilities, net of
         effects of assets and liabilities acquired:
            Trade accounts receivable                                           (55,086)        (58,702)         (10,309)
            Inventories                                                         (12,098)         (5,759)          12,151
            Trade accounts payable                                               18,040          15,930           (5,204)
            Accrued expenses                                                      1,543          (2,366)         (11,251)
            Prepaid expenses and other                                           (2,585)        (17,042)          14,948
                                                                              ---------      ----------       ----------
Net cash provided by (used in) operating
   activities                                                                   (14,846)        (23,992)          10,768

INVESTING ACTIVITIES
Capital expenditures for property, plant
   and equipment                                                                (24,019)        (29,400)          (6,616)
Proceeds from sales of assets                                                     1,183             300              621
Purchases of businesses                                                        (171,083)           (653)              --
Other                                                                            (8,872)         (5,264)          (5,766)
                                                                              ---------      ----------       ----------
Net cash used in investing activities                                          (202,791)        (35,017)         (11,761)

FINANCING ACTIVITIES

Proceeds from issuance of long-term debt                                             13           1,664               --
Repayment of long-term debt                                                      (4,135)         (1,675)          (3,474)
Borrowings on line-of-credit                                                    169,299         108,325           91,300
Payments on line-of-credit                                                      (31,784)        (41,425)         (99,870)
Proceeds from convertible subordinated debentures                                97,250              --               --
Proceeds from issuance of common stock and
   exercise of stock options                                                         20             358               --
                                                                              ---------      ----------       ----------
Net cash provided by (used in) financing activities                             230,663          67,247          (12,044)
                                                                              ---------      ----------       ----------
Net (decrease) increase in cash and
   cash equivalents                                                              13,026           8,238          (13,037)
Cash and cash equivalents at beginning of period                                  8,160          21,186           29,424
                                                                              ---------      ----------       ----------
Cash and cash equivalents at end of period                                    $  21,186      $   29,424       $   16,387
                                                                              =========      ==========       ==========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
   Interest                                                                   $   5,076      $   20,179       $   28,975
                                                                              =========      ==========       ==========
   Income taxes                                                               $   8,533      $    1,792       $      404
                                                                              =========      ==========       ==========


                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

      NCS HealthCare, Inc. (the Company) operates in one primary business segment providing a broad range of health care services primarily to long-term care institutions including skilled nursing facilities, assisted living facilities and other institutional health care settings. The Company purchases and dispenses prescription and non-prescription pharmaceuticals and provides client facilities with related management services, automated medical record keeping, drug therapy evaluation, regulatory assistance and certain ancillary health care services including infusion therapy and nutrition management.

MANAGEMENT'S PLAN TO CONTINUE AS A GOING CONCERN

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $16,325 and $114,524 for the years ended June 30, 1999 and 2000, respectively. At June 30, 2000 the Company's working capital was $(93,865), primarily as a result of classifying borrowings of $206,130 under the revolving credit facility as a current liability. As discussed in Note 2 of Notes to the Consolidated Financial Statements, as of June 30, 2000, the Company is in violation of certain financial covenants of the credit agreement related to its revolving credit facility and has received a formal notice of default from its bank group. The Company will not be permitted to obtain any further funds under the credit facility until the defaults have been waived by the bank group or an amendment to the credit agreement is obtained. All borrowings under the credit agreement have been classified as a current liability. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

          The Company is currently in discussions with its bank group regarding the default under its credit facility. The Company has been and continues to focus on reducing overhead and operating costs by accelerating efforts to consolidate and/or close pharmacy and ancillary service locations, the shutdown or sale of certain non-strategic and/or unprofitable operations, and continuing its employee reduction plan. In addition, the Company continues to review the profitability of its customer base and is terminating uneconomic accounts as well as applying stricter standards in accepting new business. The Company has made considerable efforts in these areas over the past eighteen months. The Company has also engaged financial advisors and legal counsel to assist in exploring various capital restructuring and strategic alternatives with third parties. At this time, no decision has been made to enter into a transaction or as to what form a transaction might take. There is no assurance that any such transaction will be consummated. Given the foregoing, no assurances can be given that the Company will be able to maintain its current level of operations, or that its financial condition and prospects will not be materially and adversely effected over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

      Revenue is recognized when products or services are provided to the customer. A significant portion of the Company's revenues from sales of pharmaceutical and related products are reimbursable from Medicaid and Medicare programs. The Company monitors its receivables from these and other third-party payor programs and reports such revenues at the net realizable amount expected to be received from third-party payors. Revenue from Medicaid and Medicare programs accounted for 39% and 3%, respectively, of the Company's net patient revenue for the year ended June 30, 1999 and 42% and 1%, respectively, for the year ended June 30, 2000.

      Movement of the allowance for doubtful accounts is as follows:


                          Balance at    Provision for                        Write-offs      Balance at
                        Beginning of         Doubtful                            Net of          End of
                              Period         Accounts       Acquisitions     Recoveries          Period
                              ------         --------       ------------     ----------      ----------
Fiscal Year Ended
June 30,

       2000                 $ 38,880         $ 53,825              $  --     $ (38,779)        $ 53,926

       1999                   18,427           35,568                 --       (15,115)          38,880


       1998                   13,275            2,279              6,354        (3,481)          18,427



CASH EQUIVALENTS

      The Company considers all investments in highly liquid instruments with original maturities of three months or less at the date purchased to be cash equivalents. Investments in cash equivalents are carried at cost which approximates market value.

INVENTORIES

      Inventories for all business units consist primarily of purchased pharmaceuticals and medical supplies and are stated at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method for 5% of the June 30, 2000 net inventory balance and by using the first-in, first-out
(FIFO) method for the remaining 95%. If the FIFO inventory valuation method had been used exclusively, inventories would have been $764 and $827 higher at June 30, 1999 and 2000, respectively.

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
        Furniture, fixtures and leasehold improvements         3 - 10 years

      Depreciation expense, including amortization of capital leased assets, was $7,813, $11,420 and $15,110 for the years ended June 30, 1998, 1999 and 2000, respectively.

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

INCOME TAXES

      The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This accounting standard requires that the liability method be used in accounting for income taxes. Under this accounting method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of assets and liabilities and are measured using the expected enacted tax rates and laws that apply in the periods in which the deferred tax asset or liability is expected to be realized or settled.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of all financial instruments of the Company approximates the amounts presented on the consolidated balance sheet with the exception of the $100 million convertible subordinated debt. As of June 30, 1999 and 2000, the fair value of the $100 million convertible subordinated debt was $45 million and $12 million, respectively, based on quoted market prices.

START-UP COSTS

      In April 1998, the AcSEC issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which requires the Company to expense start-up costs as incurred. The Company early adopted SOP 98-5 effective as of July 1, 1998 and has reported the initial adoption as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the year ended June 30, 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, Statement of Financial Standards (SFAS) No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133," amended Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial statements.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of SAB No. 101 is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to follow the guidance in SAB No. 101 no later than the fourth quarter of its fiscal year 2001. The SEC has recently indicated that it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to address the impact, if any, it may have. However, based on current guidance, the Company believes the adoption of SAB No. 101 will not have a material impact on the Company's financial position or results of operations. The Company will adopt SAB No. 101 in the fourth quarter of fiscal 2001.

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

MATERIAL RISKS AND UNCERTAINTIES

      The Company has observed significant negative industry and customer trends during the fiscal year ended June 30, 2000. These trends primarily relate to increased bankruptcies and significant financial difficulties recently experienced by the Company's skilled nursing facility customers primarily as a result of greater than expected adverse impact with regard to implementation of the Medicare Prospective Payment System (PPS) under the Balanced Budget Act of 1997. As a result of these negative trends, the Company has substantially increased its allowance for doubtful accounts as of June 30, 2000 (see Note 11 Special and Nonrecurring Charges). Should the negative trends continue in future periods at levels significantly exceeding those estimated by the Company, additional provisions for accounts receivable recorded as of June 30, 2000 could be required.

      The Company purchases the majority of its inventory through one primary pharmaceutical supplier representing a concentration of risk to the Company.

2.  LINE OF CREDIT

      In June 1998, the Company entered into a four-year, $150 million revolving credit facility (the credit facility) with a bank, which replaced the existing $135 million revolving credit facility. Under the credit facility, the Company also has available a $10 million swing line revolving facility (swing line). Also in June 1998, the Company entered into a $50 million bridge facility agreement (bridge facility) due December 31, 1998. Effective July 13, 1998, the credit facility was amended increasing the total commitment from $150 million to $245 million and was syndicated to a consortium of 11 banks. Also effective July 13, 1998, the bridge facility was paid with funds under the amended credit facility and was terminated. The credit facility bears interest at a variable rate based upon the Eurodollar rate plus a spread of 37.5 to 162.5 basis points, dependent upon the Company's Interest Coverage Ratio. The swing line bears interest at a money market rate. The credit facility contains certain debt covenants including an Interest Coverage Ratio and minimum consolidated net worth requirements.

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

      At June 30, 2000, the Company is in violation of certain financial covenants of the credit agreement related to its revolving credit facility. On April 21, 2000, the Company received a formal notice of default from the bank group. As a result of the notice of default, the interest rate on the revolving credit facility increased to the Prime Rate plus 2.25% (11.75% at June 30, 2000). In addition, the Company will not be permitted to obtain any further funds under the credit facility until the defaults have been waived by the bank group. The Company is currently in discussions to obtain waivers of the covenant violations and to amend the credit agreement. Until the amendment to the credit agreement is obtained, the borrowings of $206,130 under the credit facility will be classified as a current liability.

3. LONG-TERM DEBT

      Long-term debt consists of the following:


                                                                                                          JUNE 30,
                                                                                                          --------
                                                                                                  1999               2000
                                                                                                  ----               ----
Notes payable to former owners of acquired companies
   maturing through July, 2001, at interest rates
   ranging from 5% to 8%                                                                         $2,788         $     17
2% note payable to Pennsylvania Industrial Development
   Authority due in monthly installments through
   June, 2010, and secured through an interest
   in a building of the Company                                                                     505              468
Collateralized lease obligations with interest ranging
   from 7% to 16% due monthly through April 2004                                                  1,709            1,226
Other                                                                                               414              231
                                                                                                 ------            -----
Total long-term debt                                                                              5,416            1,942
Less current portion                                                                              3,480              651
                                                                                                 ------           ------
Long-term debt, excluding current portion                                                        $1,936           $1,291
                                                                                                 ======           ======

      The aggregate maturities of the long-term debt for each of the five years subsequent to June 30, 2000 are as follows:

FISCAL YEAR ENDING JUNE 30,                       AMOUNT
---------------------------                       ------

2001                                              $  651
2002                                                 472
2003                                                 253
2004                                                 136
2005                                                  25
Thereafter                                           405
                                                  ------
                                                  $1,942
                                                  ======

4. INCOME TAX EXPENSE

      Income tax expense (benefit), including the income tax benefit related to the cumulative effect of accounting change, for each of the three years ended June 30, 2000 consists of:


                                1998                                  1999                              2000
                                ----                                  ----                              ----
                    CURRENT   DEFERRED       TOTAL      CURRENT     DEFERRED    TOTAL      CURRENT    DEFERRED    TOTAL
                    -------   --------       -----      -------     --------    -----      -------    --------    -----

Federal             $6,792    $   55         $6,847     $(3,994)    $(3,218)   $(7,212)    $   (56)    $2,505     $2,449

State and local      2,175        (8)         2,167      (1,929)       (447)    (2,376)        445        432        877
                    ------    ------         ------     -------     -------    -------     -------     ------     ------

                    $8,967    $   47         $9,014     $(5,923)    $(3,665)   $(9,588)    $   389     $2,937     $3,326
                    ======    ======         ======     =======     =======    =======     =======     ======     ======

      Reconciliations of income taxes at the United States Federal statutory rate to the effective income tax rate for the three years ended June 30, 2000 are as follows:


                                                                                   1998            1999            2000
                                                                                   ----            ----            ----

Income taxes (benefit) at the United States statutory rate                       $7,121        $(9,070)         $(37,807)
State and local income taxes                                                      1,414         (1,544)           (2,989)
Amortization of nondeductible intangible assets                                     604            640               561
Valuation allowance increase                                                          0              0            35,993
Nondeductible nonrecurring charges (See Note 11)                                      0              0             6,725
Other - net                                                                        (125)           386               843
                                                                                 ------        -------          --------
Total provision for income tax expense (benefit)                                  9,014         (9,588)            3,326
Income tax benefit from cumulative effect of accounting change                       --          1,948                --
                                                                                 ------        -------          --------
Net provision (benefit) excluding benefit related to cumulative
     effect of accounting change                                                 $9,014        $(7,640)       $   3,326
                                                                                 ======         =======        =========


      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:



                                                                           JUNE 30,
                                                                           --------
                                                                     1999             2000
                                                                     ----             ----
                  Deferred tax assets (liabilities):
                     Allowance for doubtful accounts             $ 15,440          $22,087
                     Accrued expenses and other                     6,090            5,464
                     Loss carryforwards                             1,963           33,765
                     Depreciable assets and other                  (3,122)          (1,662)
                     Intangibles                                  (18,678)         (23,661)
                     Valuation allowance                               --          (35,993)
                                                                 ---------         -------
                  Net deferred tax assets                        $  1,693          $    --
                                                                 =========         =======


      The evaluation of the realizability of the Company's net deferred tax assets in future periods is made based upon historical and projected operating performance and other factors for generating future taxable income, such as intent and ability to sell assets. At this time, the Company has concluded that the realization of deferred tax assets is not deemed to be "more likely than not" and, consequently, established a valuation allowance during the year ended June 30, 2000 for its net deferred tax asset.

         At June 30, 2000 the Company has net operating loss carryforwards of $83.5 million for income tax purposes that expire in years 2010 through 2020. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired businesses.

5. OPERATING LEASES

      The Company is obligated under operating leases primarily for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of June 30, 2000 are as follows:

FISCAL YEAR ENDING JUNE 30,                         AMOUNT
---------------------------                         ------

2001                                              $  6,026
2002                                                 4,843
2003                                                 3,638
2004                                                 2,247
2005                                                 3,051
Thereafter                                           3,458
                                                    ------
                                                   $23,263
                                                   =======

      Total rent expense under all operating leases for the years ended June 30, 1998, 1999 and 2000 was $6,577, $9,214 and $9,762, respectively.

6. PROFIT-SHARING PLAN

      The Company maintains a profit sharing plan with an Internal Revenue Code
Section 401(k) feature covering substantially all of its employees. Under the terms of the plan, the Company will match up to 20% of the first 10% of eligible employee compensation. Effective January 1, 1999 the Company amended the profit sharing plan to provide for the Company match to be contributed as the Company's common stock.

      The Company's aggregate contributions to the plan and related expense were $740, $1,035 and $962 for the years ended June 30, 1998, 1999 and 2000, respectively.

7. RELATED PARTY TRANSACTIONS

      The Company leases 14 of its facilities from entities affiliated with former owners of certain businesses acquired, who are employees of the Company. The buildings are used for operations of the Company. Rent expense of $1,128, $1,340 and $1,197 was incurred under these leasing arrangements in the years ended June 30, 1998, 1999 and 2000, respectively.

8. STOCKHOLDERS' EQUITY/CONVERTIBLE SUBORDINATED DEBENTURES

      Holders of Class A Common Stock and holders of Class B Common Stock are entitled to one and ten votes, respectively, in corporate matters requiring approval of the shareholders of the Company. No dividend may be declared or paid on the Class B Common Stock unless a dividend of equal or greater amount is declared or paid on the Class A Common Stock.

      During fiscal 1998, $2,061 of the Company's convertible subordinated debentures were converted into 204,880 shares of Class A Common Stock. During fiscal 1999, $2,754 of the Company's convertible subordinated debentures were converted into 273,707 shares of Class A Common Stock.

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

      On August 3, 1999 the Company amended its line of credit agreement entering into several restrictive covenants including a restriction on the declaration and payment of cash dividends to shareholders.

         During fiscal 2000, in connection with an acquisition agreement, the Company issued a $2,000 convertible subordinated debenture maturing on August 15, 2004. The note and accrued "payment-in-kind" interest will be convertible into a maximum of 200,000 Class A Common Shares at a conversion price of $8.00 per share.

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

      In January 1996, the Company adopted a Long Term Incentive Plan (the Plan) to provide up to 700,000 shares of Class A Common Stock for awards of incentive and nonqualified stock options to officers and key employees of the Company. During fiscal 1996 the Company granted 56,500 nonqualified stock options and 27,540 incentive stock options, all at $16.50 per share. The nonqualified stock options have a term of five years and became exercisable in thirds on February 1, 1998, 1999 and 2000. The incentive stock options have a term of six years and become exercisable in fifths of each year on February 1, 1997, 1998, 1999, 2000 and 2001. During fiscal 1997 and 1999 the Company granted 301,250 and 345,250 nonqualified stock options, respectively, at an exercise price of $20.00 and $15.00 per share, respectively, the market values of the stock on the dates of the grant. The fiscal 1997 nonqualified stock options have a term of five years and become exercisable in thirds on April 1, 1999, 2000 and 2001. The fiscal 1999 non qualified stock options have a term of five years and become exercisable in thirds on November 1, 2000, 2001, and 2002.

      In October 1998, the Company adopted the 1998 Performance Plan (the Performance Plan) to provide up to 1,200,000 shares of Class A Common Stock for awards of incentive and nonqualified options to directors, officers, and key employees of the Company. During fiscal 1999 the Company granted 85,000 nonqualified stock options at an exercise price of $18.50 per share, the market value of the stock on the date of the grant. These nonqualified stock options have a term of five years and become exercisable in thirds on January 1, 2001, 2002 and 2003. During fiscal 2000 the Company granted 494,250 and 290,500 nonqualified stock options at an exercise price of $4.25 and $1.47 per share respectively, the market values of the stock on the date of the grants. The 494,250 nonqualified stock options have a term of five years and become exercisable in thirds on August 1 2001, 2002 and 2003. The 290,500 nonqualified stock options have a term of five years and become exercisable in halves on January 28, 2001 and 2002.

      The Company's stock option activity and related information for the years ended June 30 is summarized as follows:


                                   1998                          1999                              2000
                                   ----                          ----                              ----
                                                 WEIGHTED                       WEIGHTED                         WEIGHTED
                                                  AVERAGE                        AVERAGE                          AVERAGE
                                                 EXERCISE                       EXERCISE                         EXERCISE
                                 OPTIONS           PRICE        OPTIONS           PRICE          OPTIONS           PRICE
                                ---------        --------       --------        --------        --------         --------

Outstanding at
  beginning of
  year                            566,825         $  14.74       535,188         $ 14.64         846,694         $ 15.82
Granted                                --               --       430,250           15.69         784,750            3.22
Exercised                          (2,637)            7.49      (73,237)            4.87              --              --
Forfeited                         (29,000)           19.64       (45,507)          18.63        (334,335)          12.32
                                ---------           ------      ---------        -------        ---------          -----
Outstanding at
  end of year                     535,188         $  14.64       846,694          $15.82       1,297,109         $  9.14
                                  -------         ========       -------          ======       ---------         =======
Exercisable at
  end of year                     185,604                        237,872                         266,441
                                 ========                       ========                         =======

        Information regarding stock options outstanding as of June 30, 2000 is summarized as follows:

                                        OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
            ----------------------------------------------------------------------------      -----------------------------------
                                                                           WEIGHTED
                                                                           AVERAGE
                                    NUMBER               WEIGHTED          REMAINING             NUMBER              WEIGHTED
                RANGE OF         OUTSTANDING AT           AVERAGE         CONTRACTUAL         EXERCISABLE AT          AVERAGE
            EXERCISE PRICES      JUNE 30, 2000        EXERCISE PRICE     LIFE (IN YEARS)      JUNE 30, 2000        EXERCISE PRICE
            ---------------      --------------       --------------     ---------------      --------------       --------------
            $ 1.47 - $ 1.47          259,250            $  1.47                 4.58                   --            $    --
              4.25 -   7.33          515,085               4.61                 4.22               96,085               6.20
             15.00 -  16.50          261,274              15.29                 2.84               48,652              16.50
             18.50 -  20.00          261,500              19.51                 2.35              121,704              20.00
            ---------------          -------             ------             --------              -------             ------

            $ 1.47 - $20.00        1,297,109            $  9.14                 3.64              266,441            $ 14.39
            ===============        =========            =======             ========            =========            =======


      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.00%; a dividend yield of 0.00%; a volatility factor of the expected market price of the Company's Class A Common Stock ranging from .482 to 1.964; and a weighted-average expected option life ranging from 4 to 4.5 years. The weighted average fair value of options granted during fiscal 1999 and 2000 was $7.65 and $1.97 per share, respectively.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the three years ended June 30, 1999 is as follows (in thousands except for earnings per share information):

                                            1998                 1999                  2000
                                            ----                 ----                  ----
Net income (loss) - basic              $    10,876          $   (17,029)          $  (115,577)
Net income (loss) - diluted            $    10,876          $   (17,029)          $  (115,577)
Earnings per share - basic             $      0.57          $     (0.84)          $     (5.36)
Earnings per share - diluted           $      0.56          $     (0.84)          $     (5.36)

10. ACQUISITIONS

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

      Certain of the Company's acquisition agreements provide for contingent purchase price arrangements under which the purchase price paid may be subsequently increased upon the achievement of specific operating performance targets during post acquisition periods. The additional purchase price, payable in cash or Company stock is recorded, if earned, upon resolution of the contingent factors. The Company issued 2,203,844 shares of Class A Common Stock valued at $6,833 and a $2,000 convertible subordinated debenture maturing on August 15, 2004 under contingent purchase price arrangements during fiscal 2000. As of June 30, 2000, no material contingencies remain from the Company's acquisition agreements.

      There were no significant acquisitions during the fiscal year ended June 30, 2000 and 1999.

11. SPECIAL AND NONRECURRING CHARGES

      During fiscal 2000, the Company recorded nonrecurring, restructuring and special charges of $95,800. A special charge of $44,600 was recorded to increase the allowance for doubtful accounts and nonrecurring, restructuring and other special charges of $51,200 were recorded in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations, the planned disposition of certain non-core and/or non-strategic assets, impairment of certain assets and other nonrecurring items.

      The special charge to increase the allowance for doubtful accounts resulted from continuing negative changes observed in industry and customer trends during the year ended June 30, 2000, and a change in the method of estimating the allowance necessary for accounts receivable. The financial condition of the Company's primary customer base and negative industry trends continued to deteriorate throughout the year. Due to the negative trends that the Company's customers are facing, management re-evaluated the method of estimating the allowances necessary for these and other customers. The total provision for doubtful accounts, including the amounts included in the special charge, was $53,825 for the year ended June 30, 2000.

      The Company continued its plan of restructuring to consolidate certain pharmacy sites in order to improve operating efficiencies. During the year ended June 30, 2000, the Company decided to consolidate thirteen additional pharmacy sites into either a new or existing location. The Company also decided to shutdown locations associated with certain ancillary services. During the year ended June 30, 2000, the Company recorded nonrecurring charges of $9,700 related to these site consolidations and location shutdowns, inclusive of $1,100 of additional costs incurred on site consolidations previously announced. As of June

30, 2000 twelve pharmacy sites and six ancillary service locations were consolidated into either a new or existing location or shutdown. The remaining site consolidations and location shutdowns were completed as of August 2000.

      During the year ended June 30, 2000, the Company adopted a formal exit plan to dispose of certain non-core and/or non-strategic assets. The Company recorded nonrecurring charges of $30,700 related to the planned disposition of assets primarily consisting of impairment to goodwill and property and equipment. Total revenue and operating income of the related business units was $59,300 and $1,500, respectively, for the year ended June 30, 2000. During April 2000, the Company disposed of two ancillary operations. The carrying amount of assets held for sale as of June 30, 2000 was $7,600.

      The remaining $10,800 of the nonrecurring charge primarily relates to severance incurred during the year associated with the Company's expense reduction initiatives, additional asset impairments, costs related to a settlement with federal authorities regarding the investigation of the Company's Indianapolis, Indiana facility and other nonrecurring expenses.

      During December 1999, the Company reached a settlement with the U.S. Attorney's office in the Southern District of Indiana regarding the federal investigation of the Company's facility in Indianapolis, Indiana. As a result, the Company recorded the settlement amount as a nonrecurring charge. Under the terms of the settlement, the Company paid $4,100 to the U.S. Attorney's office. The Company also agreed to maintain its current level of spending in connection with its compliance systems and procedures for a period of three years. If the Company does not comply with the terms of the accord, an additional $1,500 will be payable to the U.S. Attorney's office. See Note 13.

      Employee severance costs included in the nonrecurring charges relate to the termination of 472 employees. As of June 30, 2000, 404 employees have been terminated.

      Details of the fiscal 2000 nonrecurring, restructuring and special charges and related activity are as follows:

                                                           Nonrecurring                   Reserve
         Description                     Cash/Non-cash       Charge        Activity      At 6/30/00
         -----------                     -------------       ------        --------      ----------
Site Consolidations
     Severance/compensation related          Cash          $  1,300       $ (1,000)      $    300
     Lease terminations                      Cash             2,800           (400)         2,400
     Asset impairments                       Non-cash         4,400         (4,400)            --
     Other                                   Cash             1,200           (600)           600

Special increase to allowance
     for doubtful accounts                   Non-cash        44,600        (44,600)            --

Disposition of Assets

     Asset impairment                        Non-cash        30,200        (30,200)            --
     Other                                   Cash               500          (,200)           300

Other

     Cash                                                     6,600         (6,200)           400
     Non-cash                                                 4,200         (4,200)            --
                                                           --------       --------       --------
Total                                                      $ 95,800       $(91,800)      $  4,000
                                                           ========       ========       ========

      During the fourth quarter of fiscal 1999 the Company recorded special and nonrecurring charges of $40,500. A special charge of $32,400 was recorded to increase the allowance for doubtful accounts, and nonrecurring charges of $8,100 were recorded in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items.

      The special charge to increase the allowance for doubtful accounts resulted from significant changes observed in industry and customer trends during the last three months of the fiscal year ended June 30, 1999, and items encountered from recent acquisitions. The circumstances of the customer and industry trends primarily relate to increased bankruptcies and significant financial difficulties recently experienced by the Company's customers primarily as a result of the implementation of the Medicare Prospective Payment System. The acquisition related items primarily pertain to specific receivable collectibility issues relating to previous utilization of "legacy" systems, and other nonrecurring issues which have resulted in potentially uncollectible accounts receivable.

      During the fourth quarter of fiscal 1999, the Company adopted a plan of restructuring to consolidate certain pharmacy sites in similar geographies. The plan is a continuation of the plan adopted in fiscal 1998 to combine pharmacies in close proximity in order to improve operating efficiencies. As a result of the new exit plan, four additional pharmacy sites were consolidated into either a new or existing location. During the year ended June 30, 1999, the Company recorded nonrecurring charges of $4,700 related to the new site consolidations, inclusive of $200 of additional costs incurred on the site consolidations announced in the prior year. These costs consist of $2,100 related to employee severance and other compensation related expenses, $600 related to lease termination costs and $2,000 related to asset impairments and other miscellaneous costs.

      The remaining $3,400 of the nonrecurring charge primarily relates to severance incurred during the fourth quarter of fiscal 1999 associated with the Company's expense reduction initiatives, additional acquisition related and other expenses.

      Employee severance costs included in the nonrecurring charge relate to the termination of 120 employees. As of June 30, 2000 all 120 employees have been terminated.

      Details of the fourth quarter fiscal 1999 special and nonrecurring charge and related activity are as follows:

                                                      Nonrecurring                    Reserve                        Reserve
     Description                     Cash/Non-cash      Charge        Activity       At 6/30/99      Activity      At 6/30/00
     -----------                     -------------      ------        --------       ----------      --------      ----------
Site Consolidations
     Severance/compensation related      Cash          $  2,100       $ (1,500)      $    600       $   (600)      $     --
     Lease terminations                  Cash               600           (100)           500           (400)           100
     Asset impairments                   Non-cash         1,500         (1,500)            --             --             --
     Other                               Cash               500           (500)            --             --             --

Special increase to allowance
     For doubtful accounts               Non-cash        32,400        (32,400)            --             --             --
Other                                    Cash             3,400         (2,700)           700           (500)           200
                                                       --------       --------       --------       --------       --------
Total                                                  $ 40,500       $(38,700)      $  1,800       $ (1,500)      $    300
                                                       ========       ========       ========       ========       ========


      During the fourth quarter of fiscal 1998, the Company adopted a formal plan of restructuring to consolidate certain pharmacy sites in similar geographies. The plan combined pharmacies in close proximity in order to improve operating efficiencies. As a result of the exit plan, 15 pharmacy sites were consolidated into either a new or existing location. The Company recorded nonrecurring charges of $5,300 related to the site consolidations during the year ended June 30, 1998, which consists of $500 related to employee severance costs in relation to the termination of 149 employees, $700 related to lease termination costs and $4,100 related to asset impairments and other miscellaneous costs. All of the employee terminations under the plan have occurred as of June 30, 2000.

      Approximately $900 of the nonrecurring charge relates to the buyout of existing employment agreements with the prior owners of certain acquired businesses.

      In June 1998 the Company entered into a new $150,000 revolving credit facility and a $50,000 bridge facility (June 1998 facilities) that replaced the existing $135,000 revolving credit facility. The June 1998 facilities were replaced in July 1998 by a $245,000 revolving credit facility. Approximately $1,300 of the nonrecurring charge relates to the write-off of deferred financing fees on the $135,000 revolving credit facility and certain financing fees associated with the June 1998 facilities.

      The remaining $1,400 of the nonrecurring charge primarily relates to additional acquisition related expenses.

      Details of the fourth quarter fiscal 1998 nonrecurring charge and related activity are as follows:

                                                  Nonrecurring                  Reserve                    Reserve
    Description                    Cash/Non-cash   Charge         Activity     At 6/30/99    Activity    At 6/30/00
    -----------                    -------------   ------         --------     ----------    --------    ----------
Site Consolidations
     Severance packages              Cash          $   500       $  (500)      $    --       $    --       $ --
     Lease terminations              Cash              700          (400)          300          (300)        --
     Asset impairments               Non-cash        3,500        (3,500)           --            --         --
     Other                           Cash              600          (600)           --            --         --

Buyout of employment agreements      Cash              900          (800)          100          (100)        --
Write-off financing fees             Non-cash        1,300        (1,300)           --            --         --
Other
  Cash                                               1,000          (900)          100          (100)        --
  Non-Cash                                             400          (400)           --            --         --
                                                   -------       -------       -------       -------       ----
Total                                              $ 8,900       $(8,400)      $   500       $  (500)      $ --
                                                   =======       =======       =======       =======       ====

12. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                        1998        1999               2000
                                                                        ----        ----               ----
Numerator:
    Numerator for basic earnings per share - net income (loss)      $    11,331  $   (16,325)     $  (114,524)
     Effect of dilutive securities:
        Convertible debentures                                               --           --               --
                                                                    -----------  -----------      -----------

        Numerator for diluted earnings per share                    $    11,331  $   (16,325)     $  (114,524)
                                                                    ===========  ===========      ===========

Denominator:
    Denominator for basic earnings per share -
        weighted average common shares                                   19,100       20,200           21,551
    Effect of dilutive securities:
        Stock options                                                       272           --               --
        Convertible debentures                                               --           --               --
                                                                    -----------  -----------      -----------

    Dilutive potential common shares                                        272           --               --
                                                                    -----------  -----------      -----------

        Denominator for diluted earnings per share                       19,372       20,200           21,551
                                                                    ===========  ===========      ===========

Basic earnings per share:
    Income (loss) before accounting change                          $      0.59  $     (0.66)     $     (5.31)
    Cumulative effect of change in accounting principle                      --        (0.15)              --
                                                                    -----------  -----------      -----------
    Net income (loss) per share                                     $      0.59  $     (0.81)     $     (5.31)
                                                                    ===========  ===========      ===========

Diluted earnings per share:
    Income (loss) before accounting change                          $      0.58  $     (0.66)     $     (5.31)
    Cumulative effect of change in accounting principle                      --        (0.15)              --
                                                                    -----------  -----------      -----------
    Net income (loss) per share                                     $      0.58  $     (0.81)     $     (5.31)
                                                                    ===========  ===========      ===========

At June 30, 2000, the Company has $102,000 of convertible subordinated debentures outstanding that are convertible into 3,258,104 shares of Class A Common Stock and 1,297,109 of employee stock options that are potentially dilutive that were not included in the computation of diluted earnings per share as their effect would be antidilutive. At June 30, 1999 the Company has $100,000 of convertible subordinated debentures outstanding that are convertible into 3,058,104 shares of Class A Common Stock and 846,694 of employee stock options that are potentially dilutive that were not included in the computation of diluted earnings per share as their effect would be antidilutive. The Company had $102,753 of convertible subordinated debentures outstanding at June 30, 1998 that are convertible into 3,331,937 shares of Class A Common Stock that were not included in the computation of diluted earnings per share as their effect would be antidilutive.

13. CONTINGENCIES

      During December 1999, the Company and NCS HealthCare of Indiana, Inc. (NCS Indiana), a wholly-owned subsidiary of the Company, reached a tentative settlement with the U.S. Attorney's office in the Southern District of Indiana (USA-Indiana) regarding the previously disclosed federal investigation of the Company's facility in Indianapolis, Indiana. Under the terms of the settlement, the Company paid $4,100 to the USA-Indiana. The Company also agreed to maintain its current level of spending in connection with its compliance systems and procedures for a period of three years. If the Company does not comply with the terms of the accord, an additional $1,500 will be payable to the USA-Indiana.

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

      On January 21, 2000, the Company reached a settlement related to litigation with certain selling shareholders of the PharmaSource Group, Inc. regarding amounts payable under the terms of an earn-out provision in the acquisition agreement. Under the terms of the tentative settlement, the Company issued 1,750,000 Class A Common Shares and a $2,000 convertible subordinated debenture maturing on August 15, 2004. The note and accrued "payment-in-kind" interest will be convertible into a maximum of 200,000 Class A Common Shares at a conversion price of $8.00 per share.

14. QUARTERLY DATA (UNAUDITED)

      Selected quarterly data for the years ended June 30, 1999 and 2000:

                                                                   YEAR ENDED JUNE 30, 1999
                                                                   ------------------------
                                                  FIRST         SECOND              THIRD           FOURTH
                                                 QUARTER        QUARTER            QUARTER          QUARTER          TOTAL
                                                 -------        -------            -------          -------          -----
Revenues                                        $ 172,846       $ 178,030         $ 184,611       $ 182,338       $ 717,825
Gross profit                                       43,856          45,400            47,444          40,578         177,278
Special charge to increase allowance
    for doubtful accounts (c)                          --              --                --          32,384          32,384
Nonrecurring charge (c)                                --              --                --           8,115           8,115
Operating income (loss)                            11,055          11,111            11,354         (36,263)         (2,743)
Cumulative effect of accounting change (b)         (2,921)             --                --              --          (2,921)
Net income (loss)                               $     827       $   3,915         $   3,959       $ (25,026)      $ (16,325)
Earnings per share - basic (a)                  $    0.04       $    0.19         $    0.20       $   (1.23)      $   (0.81)
Earnings per share - diluted (a)                $    0.04       $    0.19         $    0.20       $   (1.23)      $   (0.81)



                                                                   YEAR ENDED JUNE 30, 2000
                                                                   ------------------------
                                                  FIRST         SECOND              THIRD           FOURTH
                                                 QUARTER        QUARTER            QUARTER          QUARTER          TOTAL
                                                 -------        -------            -------          -------          -----
Revenues                                        $ 184,191       $ 179,323         $ 170,462       $ 160,554       $ 694,530
Gross profit                                       40,300          37,424            31,419          28,630         137,773
Special charge to increase allowance (d)
    for doubtful accounts                              --          11,885                --          32,738          44,623
Nonrecurring charge (d)                                --          27,952             5,462          17,722          51,136
Operating income (loss)                             8,260         (34,715)           (4,376)        (54,124)        (84,955)
Net income (loss) (e)                           $   1,528       $ (31,307)        $ (22,938)      $ (61,807)      $(114,524)
Earnings per share - basic (a)                  $    0.08       $   (1.51)        $   (1.03)      $   (2.70)      $   (5.31)
Earnings per share - diluted (a)                $    0.08       $   (1.51)        $   (1.03)      $   (2.70)      $   (5.31)



(a) Earnings per share is calculated independently for each quarter and the sum of the quarters may not necessarily be equal to the full year earnings per share amount.

(b) Effective July 1, 1998, the Company adopted SOP 98-5, "Reporting on the Costs of Start-up Activities." The $2,921 cumulative effect of accounting change represents start-up costs, net of tax, that were previously capitalized as of June 30, 1998.

(c) Special and nonrecurring charges of $40,499 before taxes and $24,299 after taxes, or $1.20 per both basic and diluted share, were recorded during the fourth quarter of 1999. The special charges consists of an increase to the allowance for doubtful accounts, and other nonrecurring charges in association with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items. For the year ended June 30, 1999, net income, excluding these nonrecurring charges and the cumulative effect of adopting SOP 98-5, was $10,895 or $0.54 per both basic and diluted share.

(d) Nonrecurring, restructuring and special charges of $95,759 were recorded during the fiscal year ended June 30, 2000. The charges consist of a special charge to increase the allowance for doubtful accounts and nonrecurring, restructuring and other special charges associated with the continuing implementation and execution of strategic restructuring and consolidation activities, the planned disposition of certain non-core and/or non-strategic assets, impairment of certain assets and other nonrecurring items.

(e) Net loss for the year ended June 30, 2000 excluding nonrecurring, restructuring and special charges and a non-cash charge to record a full valuation allowance against the Company's net deferred tax assets was $9,505 or $0.44 per basic and diluted share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The information regarding Directors appearing under the caption "Election of Directors" in the Company's Definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held in 2000 (the "2000 Proxy Statement") is incorporated herein by reference, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this item as to the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2000 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to "Executive Compensation" in the 2000 Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to "Stock Ownership of Principal Holders and Management" in the 2000 Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      To the extent applicable the information required by this item is incorporated herein by reference to "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the 2000 Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Form 10-K:

         1.       Financial Statements

                           The 2000 Consolidated Financial Statements of NCS HealthCare, Inc. and subsidiaries are included in
                           Part II, Item 8.

         2. Financial Statement Schedules. All financial statement schedules for the Company and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

         3.       Exhibits

                           See the Index to Exhibits at page E-1 of this Form 10-K.

(b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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

Date: September 28, 2000

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

Signature Title

/s/ JON H. OUTCALT                                   Chairman of the Board of Directors
Jon H. Outcalt

/s/ KEVIN B. SHAW                                    President, Chief Executive Officer and Director
Kevin B. Shaw                                        (Principal Executive Officer)

/s/  WILLIAM B. BYRUM                                Chief Operating Officer
William B. Byrum                                     (Principal Executive Officer)

/s/ GERALD D. STETHEM                                Chief Financial Officer
Gerald D. Stethem                                    (Principal Financial Officer)

/s/ A. MALACHI MIXON III
A. Malachi Mixon III                                 Director

/s/ BOAKE A. SELLS
Boake A. Sells                                       Director

/s/ RICHARD L. OSBORNE
Richard L. Osborne                                   Director

Date: September 28, 2000

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

3.1               Amended and Restated Certificate of Incorporation of the
                  Company                                                                      (E)

3.2               Amended By-Laws of the Company                                               (E)

4.1               Specimen certificate of the Company's Class A Common Stock                   (E)

4.2               Specimen certificate of the Company's Class B Common Stock                   (E)

4.3               Form of 5 3/4% Convertible Subordinated Debentures due 2004                  (F)

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
EXHIBIT NO.                                   DESCRIPTION                               PAGE
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

10.15             Amendment No. 2, dated March 3, 1999, to the Credit Agreement         (H)
                  dated as of June 1, 1998 among the Company and the Lenders named therein, NBD Bank and National City Bank, as co-agents, and KeyBank National Association , as a Lender, the Swing Line
                  Lender, the Letter of Credit Issuer and as Administrative
                  Agent

10.16             Amendment No. 3, dated August 3, 1999, to the Credit Agreement        (I)
                  dated as of June 1, 1998 among the Company and the Lenders named therein, NBD Bank and National City Bank, as co-agents, and KeyBank National Association , as a Lender, the Swing Line
                  Lender, the Letter of Credit Issuer and as Administrative
                  Agent

10.17             Security Agreement, dated August 3, 1999, among the Company,          (I)
                  its subsidiaries and KeyBank National Association

*10.18            Separation Agreement, effective June 11, 1999, between                (I)
                  Jeffrey R. Steinhilber and the Company

21.1              Subsidiaries of the Company

23.0              Consent of Independent Auditors

27.1              Financial Data Schedule

*        Management contract or compensatory plan or arrangement

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

(I) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.