Form 10-Q
period 2000-09-30
NCS HEALTHCARE INC
filed 2000-11-14
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of The Securities Exchange Act of 1934


For Quarter Ended September 30, 2000

Commission File Number-   0-27602
                          -------

                              NCS HealthCare, Inc.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                          No.    34-1816187
----------------------------------             ---------------------
(State or other jurisdiction of                  (IRS employer
incorporation or organization)                  identification number)

3201 Enterprise Parkway, Suite 220, Beachwood, Ohio  44122
----------------------------------------------------------
(Address of principal executive offices and zip code)

                     (216) 378-6800
-----------------------------------------------------------
(Registrant's telephone number, including area code)


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

Class A Common Stock, $ .01 par value - 18,080,229 shares as of November 7, 2000 Class B Common Stock, $ .01 par value - 5,362,807 shares as of November 7, 2000

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES

                                      INDEX



                                                                                    PAGE
Part I.  Financial Information:

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
               September 30, 2000 and June 30, 2000                                    3

         Condensed Consolidated Statements of Operations-
               Three months ended-
               September 30, 2000 and 1999                                             4

         Condensed Consolidated Statements of Cash Flows-
               Three months ended-
               September  30, 2000 and 1999                                            5

Notes to Condensed Consolidated Financial Statements - September  30, 2000             6


Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                                 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   13


Part II.   Other Information:

Item 6.  Exhibits and Reports on Form  8-K                                             14


Signatures                                                                             15

                                       2

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                      (UNAUDITED)                (NOTE A)
                                                                     SEPTEMBER 30,                JUNE 30,
                                                                         2000                       2000
                                                                     ------------                -----------
ASSETS
Current Assets:
Cash and cash equivalents                                              $  34,104                  $  16,387
Accounts receivable, less allowances                                     125,810                    120,849
Inventories                                                               30,163                     37,086
Other                                                                      7,057                      5,322
                                                                      ----------                -----------
                  Total current assets                                   197,134                    179,644


Property and equipment, at cost
         net of accumulated depreciation and amortization                 42,583                     45,164
Goodwill, less accumulated amortization                                  309,221                    311,876
Other assets                                                               8,986                      9,979
                                                                      ----------                -----------
                  TOTAL ASSETS                                          $557,924                   $546,663
                                                                      ==========                ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Line of credit in default                                      $206,130                   $206,130
         Accounts payable                                                 61,408                     44,857
         Accrued expenses and other liabilities                           24,314                     22,522
                                                                       ---------                 ----------
                  Total current liabilities                              291,852                    273,509

Long-term debt, excluding current portion                                  1,191                      1,291
Convertible subordinated debentures                                      102,000                    102,000
Other                                                                         82                        158

Stockholders' Equity:
         Preferred stock, par value $ .01 per share, 1,000,000
              shares authorized; none issued                                 -                          -
         Common stock, par value $ .01 per share:
              Class A - 50,000,000 shares authorized; 17,948,290
                and 17,176,486 shares issued and outstanding at
                September 30, 2000 and June 30, 2000, respectively           179                        172
              Class B - 20,000,000 shares authorized; 5,494,746
                and 5,807,283 shares issued and outstanding at
                September 30, 2000 and June 30, 2000, respectively            55                         58
         Paid-in capital                                                 271,853                    271,650
         Accumulated deficit                                            (109,288)                  (102,175)
                                                                        ---------                  ---------
                  Total stockholders' equity                             162,799                    169,705
                                                                        --------                   --------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $557,924                   $546,663
                                                                        ========                   ========

Note A: The balance sheet at June 30, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



                                                           THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         2000            1999
                                                         ----            ----
Revenues                                               $ 159,022       $ 184,191
Cost of revenues                                         130,985         143,891
                                                       ---------       ---------
Gross profit                                              28,037          40,300
Selling, general and administrative expenses              27,001          32,040
                                                       ---------       ---------
Operating income                                           1,036           8,260
Interest expense, net                                      8,049           5,670
                                                       ---------       ---------
Income (loss) before income taxes                         (7,013)          2,590
Income tax expense                                           100           1,062
                                                       ---------       ---------
Net income (loss)                                      $  (7,113)      $   1,528
                                                       =========       =========

Net income (loss) per share - basic                    $   (0.31)      $    0.08
                                                       =========       =========
Net income (loss) per share - diluted                  $   (0.31)      $    0.08
                                                       =========       =========

Shares used in the computation - basic                    23,150          20,322
                                                       =========       =========
Shares used in the computation - diluted                  23,150          20,322
                                                       =========       =========




            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                 THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                2000              1999
                                                                ----              ----
OPERATING ACTIVITIES
Net income (loss)                                             $ (7,113)      $  1,528
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
         Depreciation and amortization                           6,433          6,300
         Changes in assets and liabilities :
                  Accounts receivable, net                      (4,961)        (4,294)
                  Accrued expenses and other liabilities        18,667         (3,196)
                  Other, net                                     5,189          6,438
                                                              -------------------------
Net cash provided by operating activities                       18,215          6,776
                                                              -------------------------

INVESTING ACTIVITIES
Capital expenditures for property and equipment, net              (555)        (2,329)
Other                                                              273         (1,753)
                                                              -------------------------
Net cash used in investing activities                             (282)        (4,082)
                                                              -------------------------

FINANCING ACTIVITIES
Line-of-credit, net                                                 --        (11,580)
Repayment of long-term debt                                       (216)          (182)
                                                              -------------------------
Net cash used in financing activities                             (216)       (11,762)
                                                              -------------------------
Net increase (decrease) in cash and cash equivalents            17,717         (9,068)
Cash and cash equivalents at beginning of period                16,387         29,424
                                                              -------------------------
Cash and cash equivalents at end of period                    $ 34,104       $ 20,356
                                                              =========================






            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2000.

2. During fiscal 2000, the Company recorded nonrecurring, restructuring and special charges of $95,800,000. A special charge of $44,600,000 was recorded to increase the allowance for doubtful accounts and nonrecurring, restructuring and other special charges of $51,200,000 were recorded in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations, the planned disposition of certain non-core and/or non-strategic assets, impairment of certain assets and other nonrecurring items.

    The special charge to increase the allowance for doubtful accounts resulted from continuing negative changes observed in industry and customer trends during the year ended June 30, 2000, and a change in the method of estimating the allowance necessary for accounts receivable. The financial condition of the Company's primary customer base and negative industry trends continued to deteriorate throughout the year. Due to the negative trends that the Company's customers are facing, management re-evaluated the method of estimating the allowances necessary for these and other customers. The total provision for doubtful accounts, including the amounts included in the special charge, was $53,825,000 for the year ended June 30, 2000.

    The Company continued its plan of restructuring to consolidate certain pharmacy sites in order to improve operating efficiencies. As a result, the Company consolidated thirteen additional pharmacy sites into either a new or existing location. The Company also shutdown six locations associated with certain ancillary services. During the year ended June 30, 2000, the Company recorded nonrecurring charges of $9,700,000 related to these site consolidations and location shutdowns, inclusive of $1,100,000 of additional costs incurred on site consolidations previously announced.

    During the year ended June 30, 2000, the Company adopted a formal exit plan to dispose of certain non-core and/or non-strategic assets. The Company recorded nonrecurring charges of $30,700,000 related to the planned disposition of assets primarily consisting of impairment to goodwill and property and equipment. Total revenue and operating income of the related business units was $7,500,000 and $300,000, respectively, for the quarter ended September 30, 2000. The carrying amount of assets held for sale as of September 30, 2000 was $6,300,000. Through September 30, 2000, the Company has disposed of three ancillary service operations.

    The remaining $10,800,000 of the nonrecurring charge primarily relates to severance incurred during the year associated with the Company's expense reduction initiatives, additional asset impairments, costs related to a settlement with federal authorities regarding the investigation of the Company's Indianapolis, Indiana facility and other nonrecurring expenses.

    During December 1999, the Company reached a settlement with the U.S. Attorney's office in the Southern District of Indiana regarding the federal investigation of the Company's facility in Indianapolis, Indiana. As a result, the Company recorded the settlement amount as a nonrecurring charge. Under the terms of the settlement, the Company paid $4,100,000 to the U.S. Attorney's office. The Company also agreed to maintain its current level of spending in connection with its compliance systems and procedures for a period of three years. If the

    Company does not comply with the terms of the accord, an additional $1,500,000 will be payable to the U.S. Attorney's office.

    Employee severance costs included in the nonrecurring charges relate to the termination of 472 employees. As of September 30, 2000, 432 employees have been terminated.

    Details of the fiscal 2000 nonrecurring, restructuring and special charges and related activity are as follows:

                                                              Nonrecurring             Reserve              Reserve
      Description                     Cash/Non-cash             Charge       Activity  At 6/30/00  Activity  At 9/30/00
      -----------                     -------------          -------------  --------  ------------ -------  ----------
                                                            (in thousands)
   Site Consolidations
        Severance/compensation related   Cash                   $ 1,300    $(1,000)     $  300    $ (100)      $ 200
        Lease terminations               Cash                     2,800       (400)      2,400      (300)      2,100
        Asset impairments                Non-cash                 4,400     (4,400)         --         --         --
        Other                            Cash                     1,200       (600)        600      (100)        500

   Special increase to allowance
        for doubtful accounts            Non-cash                44,600    (44,600)         --         --         --

   Disposition of Assets
        Asset impairment                 Non-cash                30,200    (30,200)         --         --         --
        Other                            Cash                       500       (200)        300         --        300

   Other
        Cash                                                      6,600     (6,200)        400         --        400
        Non-cash                                                  4,200     (4,200)         --         --         --
                                                                -------   --------      ------    ------      ------
   Total                                                        $95,800   $(91,800)     $4,000    $ (500)     $3,500
                                                                =======   =========     ======    =======     ======

3. The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128):


                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                --------------------------
                                                                    2000            1999
                                                                  --------       --------
Numerator:
  Numerator for basic earnings per share - net income (loss)      $ (7,113)      $  1,528
  Effect of dilutive securities:
     Convertible debentures                                             --             --
                                                                  -----------------------
     Numerator for diluted earnings per share                     $ (7,113)      $  1,528
                                                                  =======================
Denominator:
   Denominator for basic earnings per share -
     Weighted average common shares                                 23,150         20,322
                                                                  -----------------------
   Effect of dilutive securities:
      Stock options                                                     --             --
      Convertible debentures                                            --             --
                                                                  -----------------------
   Dilutive potential common shares                                     --             --
                                                                  -----------------------
   Denominator for diluted earnings per share                       23,150         20,322
                                                                  =======================
Basic earnings per share:
     Net income (loss) per share                                  $  (0.31)      $   0.08
                                                                  =======================
Diluted earnings per share:
     Net income (loss) per share                                  $  (0.31)      $   0.08
                                                                  =======================




    At September 30, 2000 and 1999, the Company has 1,297,109 and 1,335,944,
    respectively, of employee stock options that are potentially dilutive that were not included in the computation of diluted earnings per share as their effect would be antidilutive. The Company had $102,000,000 and $100,000,000 of convertible subordinated debentures outstanding at September 30, 2000 and 1999, respectively, that were convertible into 3,258,104 and 3,058,000, shares of Class A Common Stock, respectively, that were not included in the computation of diluted earnings per share as their effect would be antidilutive for all periods presented.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations


The net loss for the three months ended September 30, 2000 was $7,113,000 or $0.31 per diluted share compared to net income of $1,528,000 or $0.08 per diluted share for the three months ended September 30, 1999.

Operating results during the past year were negatively impacted by the implementation of Medicare's Prospective Payment System (PPS). The adverse impact of the implementation of PPS under the Balanced Budget Act of 1997 for Medicare residents of skilled nursing facilities has been significantly greater than anticipated resulting in a difficult operating environment in the long-term care industry. PPS created numerous changes to reimbursement policies applicable to skilled nursing facilities under Medicare Part A. Prior to the implementation of PPS, Medicare reimbursed each skilled nursing facility based on that facility's actual Medicare Part A costs plus a premium. Under PPS, Medicare pays skilled nursing facilities a fixed fee per Medicare Part A patient day based on the acuity level of the patient. The per diem rate covers all items and services furnished during a covered stay for which reimbursement was formerly made separately on a cost plus basis. This change in reimbursement policies has resulted in a substantial reduction in reimbursement for skilled nursing facilities. Consequently, the Company has experienced revenue and margin pressure as a result of nursing facilities attempting to manage pharmaceutical costs along with all other costs associated with patient care under a simple per diem reimbursement amount. In addition, there has been a significant reduction in the utilization of other therapies such as speech, occupational and physical rehabilitation. With the implementation of PPS, skilled nursing facilities have become increasingly more reluctant to admit Medicare residents, especially those requiring complex care, causing Medicare census in these facilities to weaken and reducing the average length of stay for Medicare residents. Resident acuity level has also decreased as these facilities have attempted to avoid high acuity patients, negatively impacting the overall utilization of drugs, particularly those with higher costs such as infusion therapy.

These outcomes have negatively impacted nursing facilities and the institutional pharmacy services industry as a whole. For Medicare certified skilled nursing facilities, PPS has caused significant earnings and cash flow pressure. Some facilities have sought bankruptcy protection or consolidation as a method of reducing costs and increasing operating efficiencies causing the Company to experience bed loss as a result. For the Company, operating processes for administering and executing PPS related activities were significantly different than operating processes prior to the implementation of PPS. Contracting processes, data gathering, and operational dispensing processes for Medicare A residents all underwent significant change resulting in higher costs and lower margins for the Company. These costs were in addition to the impact of costs associated with customer bankruptcies and deteriorating financial condition. On November 29, 1999, Congress enacted the Balanced Budget Refinement Act (BBRA) in an attempt to provide relief to skilled nursing facilities by providing a temporary increase in reimbursement rates effective April 1, 2000, particularly for higher acuity residents. This temporary rate increase will remain in place pending appropriate revisions to the PPS system. In addition, high acuity residents under the BBRA were provided additional increases effective October 1, 2000. Even with these changes, a very difficult operating environment remains and management continues to react to pressures in the current PPS environment. During the past year, the Company has reduced operating and overhead expenses, accelerated efforts to consolidate and/or close pharmacy locations, terminated uneconomic accounts and began applying stricter standards in accepting new business.

Revenues for the three months ended September 30, 2000 decreased $25,169,000 or 13.7% to $159,022,000 from $184,191,000 recorded in the comparable period in fiscal 2000. Approximately $15,605,000 of the decrease in revenue from the prior fiscal year is attributable to a decrease in revenue from the Company's allied and ancillary services. This decrease is due to decisions by management to terminate uneconomic accounts and the shutdown or sale of certain non-strategic or unprofitable operations. Through September 30, 2000, the Company has disposed of three ancillary operations that were not contributing to the overall financial performance of the Company. The remaining $9,564,000 of the revenue decrease is attributable to the Company's pharmacy operations and is related to net bed loss during the period and revenue pressure associated with the implementation of the PPS system. Although the Company added new customers during the past year through its sales and marketing efforts, the number of beds served by the Company declined due to decisions by management to terminate uneconomic accounts.

Cost of revenues for the three months ended September 30, 2000 decreased $12,906,000 or 9.0% to $130,985,000 from $143,891,00 recorded in the comparable period in fiscal 2000. Cost of revenues as a percentage of revenues for the three month period ended September 30, 2000 was 82.4%, compared to 78.1% for the same period during the prior fiscal year. Gross margins during the past year have been significantly affected by the impact of the PPS reimbursement system. The margin pressure resulted from continued Medicare Part A pricing pressure, lower than anticipated gross margins on PPS related contracts and reduced acuity levels at customer facilities. In addition, the Company's payor mix has continued to shift towards lower margin payors, including Medicaid and insurance.

Selling, general and administrative expenses for the three months ended September 30, 2000 decreased by $5,039,000 or 15.7% to $27,001,000, from
$32,040,000 recorded in the comparable period in fiscal 2000. Selling, general and administrative expenses as a percentage of revenues was 17.0% for the three month period ended September 30, 2000, compared to 17.4% during the comparable period in fiscal 2000. The decrease in expenses from the prior year is a result of efforts by the Company to reduce operating and overhead costs by accelerating the consolidation and/or closing of pharmacy locations and continuing its employee reduction plan. These decreases were partially offset by increases in bad debt expense and professional fees.

The Company had net interest expense of $8,049,000 for the three month period ended September 30, 2000, compared to net interest expense of $5,670,000 during the comparable period in fiscal 2000. The increase is primarily attributable to an increase in interest rates and other finance related charges during the three month period ended September 30, 2000 as compared to the prior year. As discussed below, the Company is in default of its line of credit agreement and is currently being charged a default interest rate. The Company will continue to pay the default interest rate as long as it is in default of its line of credit agreement.

During fiscal 2000, the Company recorded nonrecurring, restructuring and special charges of $95,800,000. A special charge of $44,600,000 was recorded to increase the allowance for doubtful accounts and nonrecurring, restructuring and other special charges of $51,200,000 were recorded in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations, the planned disposition of certain non-core and/or non-strategic assets, impairment of certain assets and other nonrecurring items.

The special charge to increase the allowance for doubtful accounts resulted from continuing negative changes observed in industry and customer trends during the year ended June 30, 2000, and a change in the method of estimating the allowance necessary for accounts receivable. The financial condition of the Company's primary customer base and negative industry trends continued to deteriorate throughout the year. Due to the negative trends that the Company's customers are facing, management re-evaluated the method of estimating the allowances necessary for these and other customers. The total provision for doubtful accounts, including the amounts included in the special charge, was $53,825,000 for the year ended June 30, 2000.

The Company continued its plan of restructuring to consolidate certain pharmacy sites in order to improve operating efficiencies. As a result, the Company consolidated thirteen additional pharmacy sites into either a new or existing location. The Company also shutdown six locations associated with certain ancillary services. During the year ended June 30, 2000, the Company recorded nonrecurring charges of $9,700,000 related to these site consolidations and location shutdowns, inclusive of $1,100,000 of additional costs incurred on site consolidations previously announced.

During the year ended June 30, 2000, the Company adopted a formal exit plan to dispose of certain non-core and/or non-strategic assets. The Company recorded nonrecurring charges of $30,700,000 related to the planned disposition of assets primarily consisting of impairment to goodwill and property and equipment. Total revenue and operating income of the related business units was $7,500,000 and $300,000, respectively, for the quarter ended September 30, 2000. The carrying amount of assets held for sale as of September 30, 2000 was $6,300,000. Through September 30, 2000, the Company has disposed of three ancillary service operations.

The remaining $10,800,000 of the nonrecurring charge primarily relates to severance incurred during the year associated with the Company's expense reduction initiatives, additional asset impairments, costs related to a settlement with federal authorities regarding the investigation of the Company's Indianapolis, Indiana facility and other nonrecurring expenses.

During December 1999, the Company reached a settlement with the U.S. Attorney's office in the Southern District of Indiana regarding the federal investigation of the Company's facility in Indianapolis, Indiana. As a result, the Company recorded the settlement amount as a nonrecurring charge. Under the terms of the settlement, the Company paid $4,100,000 to the U.S. Attorney's office. The Company also agreed to maintain its current level of spending in connection with its compliance systems and procedures for a period of three years. If the Company does not comply with the terms of the accord, an additional $1,500,000 will be payable to the U.S. Attorney's office.

Employee severance costs included in the nonrecurring charges relate to the termination of 472 employees. As of September 30, 2000, 432 employees have been terminated.

Details of the fiscal 2000 nonrecurring, restructuring and special charges and related activity are as follows:



                                                         Nonrecurring                    Reserve               Reserve
       Description                     Cash/Non-cash       Charge         Activity     At 6/30/00 Activity    At 9/30/00
       -----------                     -------------       ------         --------     ---------- --------    ----------
                                                        (in thousands)
Site Consolidations
     Severance/compensation related      Cash              $ 1,300         $(1,000)      $ 300    $ (100)      $ 200
     Lease terminations                  Cash                2,800            (400)      2,400      (300)      2,100
     Asset impairments                   Non-cash            4,400          (4,400)         --         --         --
     Other                               Cash                1,200            (600)        600      (100)        500
Special increase to allowance
     for doubtful accounts               Non-cash           44,600         (44,600)         --         --         --
Disposition of Assets
     Asset impairment                    Non-cash           30,200         (30,200)         --         --         --
     Other                               Cash                  500            (200)        300         --        300
Other
     Cash                                                    6,600          (6,200)        400         --        400
     Non-cash                                                4,200          (4,200)         --         --         --
                                                           -------        ---------     -------   -------     -------
Total                                                      $95,800        $(91,800)     $4,000    $ (500)     $3,500
                                                           =======        =========     ======    =======     ======



Liquidity  and  Capital Resources


Net cash provided by operating activities increased to $18,215,000 during the three months ended September 30, 2000 from $6,776,000 recorded in the comparable period in fiscal 2000. The increase in net cash provided by operating activities resulted primarily from an increase in accounts payable due to an interim modification of payment terms negotiated with a major Company supplier. The Company is continuing its negotiations with this supplier to achieve a permanent modification in payment terms. The timing and the ultimate outcome of these negotiations is uncertain.

Net cash used in investing activities decreased to $282,000 during the three months ended September 30, 2000 from $4,082,000 recorded in the comparable period in fiscal 2000. The decrease is primarily the result of reduced capital expenditures during the current period.

Net cash used in financing activities decreased to $216,000 during the three months ended September 30, 2000 from $11,762,000 recorded in the comparable period in fiscal 2000. The change is attributable to the Company making net payments of $11,580,000 on its line of credit in the prior year period with no similar payments this year.

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

At September 30, 2000 the Company is in violation of certain financial covenants of the credit agreement related to the Credit Facility. On April 21, 2000, the Company received a formal notice of default from the bank group. As a result of the notice of default, the interest rate on the Credit Facility increased to the Prime Rate plus 2.25% (11.75% at September 30, 2000). In addition, the Company will not be permitted to obtain any further funds under the Credit Facility until the defaults have been waived by the bank group. The Company is currently in discussions to obtain waivers of the covenant violations and to amend the credit agreement. Until the amendment to the credit agreement is obtained, the borrowings of $206.1 million under the Credit Facility will be classified as a current liability. Failure to obtain the waiver and amendment could have a material adverse effect on the Company. If the waiver and amendment are not obtained, the Company's lenders may accelerate the maturity of the Company's obligations and/or exercise other remedies under the credit agreement including exercising their rights with respect to the pledged collateral. Such action could also result in the acceleration of the maturity of the Company's convertible subordinated debentures. Subject to obtaining the necessary waivers and amendments, the Company expects to meet future financing needs principally through the use of the Credit Facility and cash generated from operations. The Company has implemented measures to improve cash flows generated from operating activities, including reductions in operating and overhead costs by accelerating the consolidation and/or closing of pharmacy locations and continuing its employee reduction plan, and more aggressive collection and inventory reduction efforts. However, the Company may require additional capital resources for internal working capital needs and may need to incur additional indebtedness to meet these requirements. Additional funds are currently not available under the Credit Facility as described above and there can be no assurances that additional funds will be available.

The Company has engaged financial advisors and legal counsel to assist in exploring various capital restructuring and strategic alternatives with third parties. At this time, no decision has been made to enter into a transaction or as to what form a transaction might take. There is no assurance that any such transaction will be consummated.

The Company's effective income tax rate for the three months ended September 30, 2000 differs from the federal statutory rate primarily as a result of the recording of a full valuation allowance against the Company's net deferred tax assets consisting primarily of net operating loss carryforwards.

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

Disclosure Regarding Forward-Looking Statements


Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, including, but not limited to, those regarding the Company's financial position, business strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have expected effects on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company may differ materially from those expressed or implied by any such forward-looking statements. Among the factors that could cause actual results to differ materially from the Company's expectations include continuation of various trends in the long-term care market (including the trend toward consolidation and the impact of the Balanced Budget Act of 1997), competition among providers of long-term care pharmacy services, the Company's negotiations with its bank group related to the waiver and amendment of its credit facility, negotiations regarding payment terms with suppliers, changes in regulatory requirements and Federal and State reimbursement levels, reform of the health care delivery system, litigation matters, other factors and risks and uncertainties described in the Company's SEC reports.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company has managed its interest rate risk by balancing its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company has a balance of $206,130,000 on its revolving credit facility at September 30, 2000, which is subject to a variable rate of interest based on the Eurodollar rate. Assuming borrowings at September 30, 2000, a one-hundred basis point change in interest rates would impact net interest expense by approximately $2,061,300 per year.

PART II. OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits


               EXHIBIT
               NUMBERS             EXHIBIT
               -------             -------

                  10.1 Salary Continuation Agreement dated September 29, 2000 between the Company and Jon H. Outcalt.

                  10.2 Salary Continuation Agreement dated September 29, 2000 between the Company and Kevin B. Shaw.

                  10.3 Salary Continuation Agreement dated October 25, 2000 between the Company and William B. Byrum.

                  27.1  Financial Data Schedule


               (A) Incorporated herein, by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2000.


        (b)    Reports on Form 8-K:



                  No reports on Form 8-K were filed during the three months ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NCS HealthCare, Inc.
                                               (Registrant)

Date:    November 14, 2000            By /s/     Kevin B. Shaw
                                         ----------------------------------
                                      Kevin B. Shaw
                                      President, Chief Executive Officer
                                      and Director



Date:    November 14, 2000            By /s/     William B. Byrum
                                         ----------------------------------
                                      William B. Byrum
                                      Chief Operating Officer


Date:    November 14, 2000            By /s/      Gerald D. Stethem
                                         ----------------------------------
                                      Gerald D. Stethem
                                      Chief Financial Officer