Form 10-Q
period 2000-12-31
NCS HEALTHCARE INC
filed 2001-02-14
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2000

Commission File Number-   0-27602
                          -------

                              NCS HealthCare, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                           No. 34-1816187
-----------------------------------------------------------------     ------------------------------------
   (State or other jurisdiction of incorporation or organization)     (IRS employer identification number)

3201 Enterprise Parkway, Suite 220, Beachwood, Ohio  44122
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

Class A Common Stock, $ .01 par value - 18,421,845 shares as of February 9, 2001 Class B Common Stock, $ .01 par value - 5,294,964 shares as of February 9, 2001

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                                                 Page
                                                                                                 ----

Part I.  Financial Information:

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
               December 31, 2000 and June 30, 2000                                                 3

         Condensed Consolidated Statements of Operations
               Three and six months ended-
               December 31, 2000 and 1999                                                          4

         Condensed Consolidated Statements of Cash Flows-
               Six months ended-
               December  31, 2000 and 1999                                                         5

Notes to Condensed Consolidated Financial Statements - December  31, 2000                          6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                            9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               14

Part II. Other Information:

Item 4.  Submission of Matters to a Vote of Security Holders                                      15

Item 6.  Exhibits and Reports on Form  8-K                                                        15

Signatures                                                                                        16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                    (UNAUDITED)   (NOTE A)
                                                                    DECEMBER 31,  JUNE 30,
                                                                        2000        2000
                                                                    ---------    ---------

ASSETS
Current Assets:
Cash and cash equivalents                                           $  35,961    $  16,387
Accounts receivable, less allowances                                  119,944      120,849
Inventories                                                            29,890       37,086
Other                                                                   8,042        5,322
                                                                    ---------    ---------
                  Total current assets                                193,837      179,644

Property and equipment, at cost
         net of accumulated depreciation and amortization              40,466       45,164
Goodwill, less accumulated amortization                               306,762      311,876
Other assets                                                            8,836        9,979
                                                                    ---------    ---------
                  Total assets                                      $ 549,901    $ 546,663
                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit in default                                           $ 206,130    $ 206,130
Accounts payable                                                       60,746       44,857
Accrued expenses and other liabilities                                 24,051       22,522
                                                                    ---------    ---------
                  Total current liabilities                           290,927      273,509

Long-term debt, excluding current portion                               1,161        1,291
Convertible subordinated debentures                                   102,000      102,000
Other                                                                     124          158


Stockholders' Equity:
         Preferred stock, par value $ .01 per share, 1,000,000
              shares authorized; none issued                             --           --
         Common stock, par value $ .01 per share:
              Class A - 50,000,000 shares authorized; 18,421,845
                and 17,176,486 shares issued and outstanding at
                December 31, 2000 and June 30, 2000, respectively         184          172
              Class B - 20,000,000 shares authorized; 5,294,964
                and 5,807,283 shares issued and outstanding at
                December 31, 2000 and June 30, 2000, respectively          53           58
         Paid-in capital                                              271,944      271,650
         Accumulated deficit                                         (116,492)    (102,175)
                                                                    ---------    ---------
                  Total stockholders' equity                          155,689      169,705
                                                                    ---------    ---------
                  Total liabilities and stockholders' equity        $ 549,901    $ 546,663
                                                                    =========    =========

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

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              DECEMBER 31,                   DECEMBER 31,
                                                          2000            1999            2000            1999
                                                     ------------    ------------    ------------    ------------
Revenues                                             $    157,461    $    179,323    $    316,483    $    363,514
Cost of revenues                                          128,788         141,899         259,773         285,790
                                                     ------------    ------------    ------------    ------------
Gross profit                                               28,673          37,424          56,710          77,724
Selling, general and administrative                        27,413          32,302          54,414          64,342
Charge to increase allowance for doubtful accounts           --            11,885            --            11,885
Nonrecurring and other special charges                       --            27,952            --            27,952
                                                     ------------    ------------    ------------    ------------
Operating income (loss)                                     1,260         (34,715)          2,296         (26,455)
Interest expense, net                                       8,363           6,450          16,412          12,120
                                                     ------------    ------------    ------------    ------------
Loss before income taxes                                   (7,103)        (41,165)        (14,116)        (38,575)
Income tax expense (benefit)                                  100          (9,858)            200          (8,796)
                                                     ------------    ------------    ------------    ------------
Net loss                                             $     (7,203)   $    (31,307)   $    (14,316)   $    (29,779)
                                                     ============    ============    ============    ============

Net loss per share - basic                           $      (0.31)   $      (1.51)   $      (0.61)   $      (1.45)
                                                     ============    ============    ============    ============
Net loss per share - diluted                         $      (0.31)   $      (1.51)   $      (0.61)   $      (1.45)
                                                     ============    ============    ============    ============

Average shares outstanding - basic                         23,562          20,738          23,356          20,530
                                                     ============    ============    ============    ============
Average shares outstanding - diluted                       23,562          20,738          23,356          20,530
                                                     ============    ============    ============    ============


            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                 AND SUBSIDIARES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     SIX MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                    2000        1999
                                                                                  ---------------------
OPERATING ACTIVITIES
Net loss                                                                          $(14,316)   $(29,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
         Non-cash portion of special and nonrecurring charges                        --         33,108
         Depreciation and amortization                                              12,764      13,901
         Changes in assets and liabilities, net of effects of assets and liabilities acquired:
                  Accounts receivable, net                                             905      (4,625)
                  Accounts payable and other liabilities                            17,945      (9,136)
                  Other, net                                                         4,477        (924)
                                                                                  ---------------------
Net cash provided by operating activities                                           21,775       2,545
                                                                                  ---------------------

INVESTING ACTIVITIES
Capital expenditures for property and equipment, net                                (1,483)     (3,813)
Other                                                                                 (362)     (3,737)
                                                                                  ---------------------
Net cash used in investing activities                                               (1,845)     (7,550)
                                                                                  ---------------------

FINANCING ACTIVITIES
Line-of-credit, net                                                                   --       (10,200)
Repayment of long-term debt                                                           (356)       (693)
                                                                                  ---------------------
Net cash used in financing activities                                                 (356)    (10,893)
                                                                                  ---------------------

Net increase (decrease) in cash and cash equivalents                                19,574     (15,898)
Cash and cash equivalents at beginning of period                                    16,387      29,424
                                                                                  ---------------------
Cash and cash equivalents at end of period                                        $ 35,961    $ 13,526
                                                                                  ====================



            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                                  (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2000.

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

    During the year ended June 30, 2000, the Company adopted a formal exit plan to dispose of certain non-core and/or non-strategic assets. The Company recorded nonrecurring charges of $30,700,000 related to the planned disposition of assets primarily consisting of impairment to goodwill and property and equipment. Total revenue and operating income of the related business units was $13,700,000 and $300,000, respectively, for the six months ended December 31, 2000. The carrying amount of assets held for sale as of December 31, 2000 was $6,300,000. Through December 31, 2000, the Company has disposed of three ancillary service operations.

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

    Employee severance costs included in the nonrecurring charges relate to the termination of 472 employees. As of December 31, 2000, 435 employees have been terminated.

    Details of the fiscal 2000 nonrecurring, restructuring and special charges and related activity are as follows:

                                                           Nonrecurring                 Reserve                  Reserve
   Description                         Cash/Non-cash          Charge        Activity   At 6/30/00  Activity    At 12/31/00
   -----------                         -------------          ------        --------   ----------  --------    -----------
                                                          (in thousands)
   Site Consolidations
        Severance/compensation related   Cash                   $ 1,300    $ (1,000)    $  300   $    (100)    $  200
        Lease terminations               Cash                     2,800        (400)     2,400        (500)     1,900
        Asset impairments                Non-cash                 4,400      (4,400)        --          --         --
        Other                            Cash                     1,200        (600)       600        (300)       300

   Special increase to allowance
        for doubtful accounts            Non-cash                44,600     (44,600)        --          --         --

   Disposition of Assets
        Asset impairment                 Non-cash                30,200     (30,200)        --          --         --
        Other                            Cash                       500        (200)       300          --        300

   Other
        Cash                                                      6,600      (6,200)       400        (100)       300
        Non-cash                                                  4,200      (4,200)       --           --         --
                                                                -------   ---------     ------   ---------     ------

   Total                                                        $95,800   $ (91,800)    $4,000   $  (1,000)    $3,000
                                                                =======   =========     ======   =========     ======

3. At December 31, 2000 the Company is in violation of certain financial covenants of the credit agreement related to its revolving credit facility (Credit Facility). On April 21, 2000, the Company received a formal notice of default from the bank group. As a result of the notice of default, the interest rate on the Credit Facility increased to the Prime Rate plus 2.25% (11.25% at December 31, 2000). In addition, the Company will not be permitted to obtain any further funds under the Credit Facility until the defaults have been waived by the bank group. The Company is currently in discussions to obtain waivers of the covenant violations and to amend the credit agreement. Until the amendment to the credit agreement is obtained, the borrowings of $206,100,000 under the Credit Facility will be classified as a current liability. Failure to obtain the waiver and amendment could have a material adverse effect on the Company. If the waiver and amendment are not obtained, the Company's lenders may accelerate the maturity of the Company's obligations and/or exercise other remedies under the credit agreement including exercising their rights with respect to the pledged collateral. Such action could also result in the acceleration of the maturity of the Company's convertible subordinated debentures.

4. The Company does not plan to make the semi-annual $2,875,000 interest payment due February 15, 2001 on the Company's 5 3/4% Convertible Subordinated Debentures due 2004 (debentures). If the interest payment is not made within thirty days after the due date, the Company will be in default with respect to the debentures. In the event of default, the Trustee or the holders of 25% of the outstanding debentures will be entitled to declare the principal of all the debentures to be due and payable immediately. Currently the amount of principal and accrued interest is $102,875,000. The Company is currently in discussions with an ad hoc committee of debenture holders regarding a possible restructuring of this indebtedness. The February 15, 2001 interest payment is a part of these negotiations. The timing and ultimate outcome of these negotiations is uncertain and could have a material adverse effect on the Company.

5. The Company's facility in Herrin, Illinois has been the subject of an investigation by federal authorities, and the Company has engaged in discussions with representatives of the U.S. Attorney's office concerning the alleged violations of federal law at that facility. It is possible that the imposition of significant fines or other remedies in connection with the Illinois matter could have a material effect on the Company's financial condition and results of operations.

6. The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128):

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  DECEMBER 31,                DECEMBER 31,
                                                           ------------------------    ------------------------
                                                               2000          1999          2000          1999
                                                           ------------------------    ------------------------
                                                                (in thousands, except per share information)
   Numerator:
     Numerator for basic earnings per share - net income   $   (7,203)   $  (31,307)   $  (14,316)   $  (29,779)
     Effect of dilutive securities:
        Convertible debentures                                   --            --            --            --
                                                           ------------------------    ------------------------

        Numerator for diluted earnings per share           $   (7,203)   $  (31,307)   $  (14,316)   $  (29,779)
                                                           ========================    ========================

   Denominator:
      Denominator for basic earnings per share -
        weighted average common shares                         23,562        20,738        23,356        20,530
                                                           ------------------------    ------------------------
      Effect of dilutive securities:
         Stock options                                           --            --            --            --
         Convertible debentures                                  --            --            --            --
                                                           ------------------------    ------------------------
      Dilutive potential common shares                           --            --            --            --
                                                           ------------------------    ------------------------

      Denominator for diluted earnings per share               23,562        20,738        23,356        20,530
                                                           ========================    ========================


   Basic earnings per share                                $    (0.31)   $    (1.51)   $    (0.61)   $    (1.45)
                                                           ========================    ========================
   Diluted earnings per share                              $    (0.31)   $    (1.51)   $    (0.61)   $    (1.45)
                                                           ========================    ========================

    At December 31, 2000 and 1999, the Company has 1,958,632 and 1,335,944,
    respectively, of employee stock options that are potentially dilutive that were not included in the computation of diluted earnings per share as their effect would be antidilutive for all periods presented. The Company had $102,000,000 and $100,000,000 of convertible subordinated debentures outstanding at December 31, 2000 and 1999, respectively, that were convertible into 3,258,104 and 3,058,000 shares of Class A Common Stock, respectively, that were not included in the computation of diluted earnings per share as their effect would be antidilutive for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net loss for the three months ended December 31, 2000 was $7,203,000 or $0.31 per diluted share compared to net loss, excluding special and nonrecurring charges, of $784,000 or $0.04 per diluted share for the three months ended December 31, 1999. Net loss for the six months ended December 31, 2000 was $14,316,000 or $0.61 per diluted share compared to net income, excluding special and nonrecurring charges, of $745,000 or $0.04 per diluted share for the six months ended December 31, 1999.

Operating results during the past year were negatively effected by the continued impact of the implementation of Medicare's Prospective Payment System (PPS). The adverse impact of the implementation of PPS under the Balanced Budget Act of 1997 for Medicare residents of skilled nursing facilities has been significantly greater than anticipated resulting in a difficult operating environment in the long-term care industry. PPS created numerous changes to reimbursement policies applicable to skilled nursing facilities under Medicare Part A. Prior to the implementation of PPS, Medicare reimbursed each skilled nursing facility based on that facility's actual Medicare Part A costs plus a premium. Under PPS, Medicare pays skilled nursing facilities a fixed fee per Medicare Part A patient day based on the acuity level of the patient. The per diem rate covers all items and services furnished during a covered stay for which reimbursement was formerly made separately on a cost plus basis. This change in reimbursement policies has resulted in a substantial reduction in reimbursement for skilled nursing facilities. Consequently, the Company has experienced revenue and margin pressure as a result of nursing facilities attempting to manage pharmaceutical costs along with all other costs associated with patient care under a simple per diem reimbursement amount. In addition, there has been a significant reduction in the utilization of other therapies such as speech, occupational and physical rehabilitation. With the implementation of PPS, skilled nursing facilities have become increasingly more reluctant to admit Medicare residents, especially those requiring complex care, causing Medicare census in these facilities to weaken and reducing the average length of stay for Medicare residents. Resident acuity level has also decreased as these facilities have attempted to avoid high acuity patients, negatively impacting the overall utilization of drugs, particularly those with higher costs such as infusion therapy.

These outcomes have negatively impacted nursing facilities and the institutional pharmacy services industry as a whole. For Medicare certified skilled nursing facilities, PPS has caused significant earnings and cash flow pressure. Some facilities have sought bankruptcy protection or consolidation as a method of reducing costs and increasing operating efficiencies causing the Company to experience bed loss as a result. For the Company, operating processes for administering and executing PPS related activities were significantly different than operating processes prior to the implementation of PPS. Contracting processes, data gathering, and operational dispensing processes for Medicare A residents all underwent significant change resulting in higher costs and lower margins for the Company. These costs were in addition to the impact of costs associated with customer bankruptcies and deteriorating financial condition. Through the enactment of the Balanced Budget Refinement Act of 1999 on November 29, 1999 and the Benefits Improvement and Protection Act of 2000 on December 15, 2000, Congress has provided some relief to skilled nursing facilities. Both of these actions restore a portion of the Medicare reimbursement for skilled nursing facilities that had been unintentionally taken away with the passage of the Balanced Budget Act of 1997. While these legislative changes are intended to improve the financial condition of skilled nursing facilities, a very difficult operating environment remains and management continues to react to pressures in the current environment. During the past year, the Company has reduced operating and overhead expenses, continued efforts to consolidate and/or close pharmacy locations, terminated uneconomic accounts and began applying stricter standards in accepting new business.

Revenues for the three months ended December 31, 2000 decreased $21,862,000 or 12.2% to $157,461,000 from $179,323,000 recorded in the comparable period in fiscal 2000. Revenues for the six months ended December 31, 2000 decreased $47,031,000 or 12.9% to $316,483,000 from $363,514,000 recorded in the comparable period in fiscal 2000. Approximately $12,470,000 and $28,075,000, respectfully, of the decrease in revenues during the three and six month periods ended December 31, 2000 over the comparable prior year periods is attributable to a decrease in revenues from the Company's allied and ancillary services. This decrease is due to decisions by management to terminate uneconomic accounts and the shutdown or sale of certain non-strategic or unprofitable operations. Through December 31, 2000, the Company has disposed of three ancillary operations that were not contributing to the overall financial performance of the Company. The remaining $9,392,000 and $18,956,000, respectfully, of the decrease in revenues for the three and six month periods ended December 31, 2000 is attributable to the Company's pharmacy operations and is related to net bed loss during the period and revenue pressure associated with the implementation of the PPS system. Although the Company added new customers during the past year through its sales and marketing efforts, the number of beds served by the Company declined due to competitive conditions and decisions by management to terminate uneconomic accounts.

Cost of revenues for the three months ended December 31, 2000 decreased $13,111,000 or 9.2% to $128,788,000 from $141,899,000 recorded in the comparable period in fiscal 2000. Cost of revenues for the six months ended December 31, 2000 decreased $26,017,000 or 9.1% to $259,773,000 from $285,790,000 recorded in the comparable period in fiscal 2000. Cost of revenues as a percentage of revenues for the three and six month periods ended December 31, 2000 was 81.8% and 82.1%, respectively, compared to 79.1% and 78.6% for the comparable periods during the prior fiscal year.

Gross margins during the past year have been significantly affected by the impact of the PPS reimbursement system. The margin pressure resulted from continued Medicare Part A pricing pressure, lower than anticipated gross margins on PPS related contracts and reduced acuity levels at customer facilities. In addition, the Company's payor mix has continued to shift towards lower margin payor sources, including Medicaid and insurance. Gross margin for the three months ended December 31, 2000 was 18.2% as compared to 17.6% for the three months ended September 30, 2000. This improvement in gross margin is primarily due to a favorable change in product mix, offset somewhat by the continued shift toward lower margin payor sources described above.

Selling, general and administrative expenses for the three months ended December 31, 2000 decreased by $4,889,000 or 15.1% to $27,413,000 from $32,302,000 recorded in the comparable period in fiscal 2000. Selling, general and administrative expenses for the six months ended December 31, 2000 decreased by $9,928,000 or 15.4% to $54,414,000 from $64,342,000 recorded in the comparable period in fiscal 2000. Selling, general and administrative expenses as a percentage of revenues was 17.4% and 17.2% for the three and six month periods ended December 31, 2000, respectively, compared to 18.0% and 17.7% during the comparable periods in fiscal 2000. The decrease in expenses from the prior year is a result of efforts by the Company to reduce operating and overhead costs by continuing the consolidation and/or closing of pharmacy locations and continuing its employee reduction plan. These decreases were partially offset by increases in bad debt expense and professional fees.

The Company had net interest expense of $8,363,000 and $16,412,000, respectfully, for the three and six month periods ended December 31, 2000 compared to net interest expense of $6,450,000 and $12,120,000 during the comparable periods in fiscal 2000. The increase is primarily attributable to an increase in interest rates and other finance related charges during the three and six month periods ended December 31, 2000 as compared to the prior year. As discussed below, the Company is in default of its line of credit agreement and is currently being charged a default interest rate. The Company will continue to pay the default interest rate as long as it is in default of its line of credit agreement.

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

During the year ended June 30, 2000, the Company adopted a formal exit plan to dispose of certain non-core and/or non-strategic assets. The Company recorded nonrecurring charges of $30,700,000 related to the planned disposition of assets primarily consisting of impairment to goodwill and property and equipment. Total revenue and operating income of the related business units was $13,700,000 and $300,000, respectively, for the six months ended December 31, 2000. The carrying amount of assets held for sale as of December 31, 2000 was $6,300,000. Through December 31, 2000, the Company has disposed of three ancillary service operations.

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

Employee severance costs included in the nonrecurring charges relate to the termination of 472 employees. As of December 31, 2000, 435 employees have been terminated.

Details of the fiscal 2000 nonrecurring, restructuring and special charges and related activity are as follows:

                                                         Nonrecurring                   Reserve                 Reserve
   Description                         Cash/Non-cash        Charge        Activity    At 6/30/00  Activity   At 12/31/00
   -----------                         -------------        ------        --------    ----------  --------   -----------
                                                        (in thousands)

   Site Consolidations
        Severance/compensation related   Cash                   $ 1,300   $  (1,000)    $  300   $    (100)    $  200
        Lease terminations               Cash                     2,800        (400)     2,400        (500)     1,900
        Asset impairments                Non-cash                 4,400      (4,400)        --          --         --
        Other                            Cash                     1,200        (600)       600        (300)       300

   Special increase to allowance
        for doubtful accounts            Non-cash                44,600     (44,600)        --          --         --

   Disposition of Assets
        Asset impairment                 Non-cash                30,200     (30,200)        --          --         --
        Other                            Cash                       500        (200)       300          --        300

   Other
        Cash                                                      6,600      (6,200)       400        (100)       300
        Non-cash                                                  4,200      (4,200)        --          --         --
                                                                -------   ---------     ------   ---------     ------

   Total                                                        $95,800   $ (91,800)    $4,000   $  (1,000)    $3,000
                                                                =======   =========     ======   =========     ======

Liquidity and Capital Resources

Net cash provided by operating activities increased to $21,775,000 during the six months ended December 31, 2000 from $2,545,000 recorded in the comparable period in fiscal 2000. The increase in net cash provided by operating activities resulted primarily from a decrease in inventory as a result of the Company's inventory reduction efforts and an increase in accounts payable due to an interim modification of payment terms negotiated with a major Company supplier. The Company is continuing its negotiations with this supplier to achieve a permanent modification in payment terms. The timing and the ultimate outcome of these negotiations is uncertain and could have a negative impact on the Company's liquidity.

Net cash used in investing activities decreased to $1,845,000 during the six months ended December 31, 2000, as compared to $7,550,000 during the comparable period in fiscal 2000. The decrease is primarily the result of reduced capital expenditures during the current period.

Net cash used in financing activities decreased to $356,000 during the six months ended December 31, 2000 from $10,893,000 recorded in the comparable period in fiscal 2000. The change is attributable to the Company making net payments of $10,200,000 on its line of credit in the prior year period with no similar payments this year.

In August 1997, the Company issued $100 million of convertible subordinated debentures due 2004 (debentures). The debentures carry an interest rate of 5 3/4%. The debentures are obligations of the Company. The operations of the Company are currently conducted principally through subsidiaries, which are separate and distinct legal entities. The Company's ability to make payments of principal and interest on the debentures will depend on its ability to receive distributions of cash from its subsidiaries. Each of the Company's wholly-owned subsidiaries has guaranteed the Company's payment obligations under the debentures, so long as such subsidiary is a member of an affiliated group (within the meaning of Section 279(g) of the Internal Revenue Code of 1986, as amended) that includes the Company. The satisfaction by the Company's subsidiaries of their contractual guarantees, as well as the payment of dividends and certain loans and advances to the Company by such subsidiaries, may be subject to certain statutory or contractual restrictions, are contingent upon the earnings of such subsidiaries and are subject to various business considerations.

The Company does not plan to make the semi-annual $2,875,000 interest payment due February 15, 2001 on the debentures. If the interest payment is not made within thirty days after the due date, the Company will be in default with respect to the debentures. In the event of default, the Trustee or the holders of 25% of the outstanding debentures will be entitled to declare the principal of all the debentures to be due and payable immediately. Currently the amount of principal and accrued interest is $102,875,000. The Company is currently in discussions with an ad hoc committee of debenture holders regarding a possible restructuring of this indebtedness. The February 15, 2001 interest payment is a part of these negotiations. The timing and ultimate outcome of these negotiations is uncertain and could have a material adverse effect on the Company.

In June 1998, the Company entered into a four-year revolving credit agreement (Credit Facility). Effective August 3, 1999, the Credit Facility was amended to change the available commitment to $235 million, provide all of the Company assets as security, limit the availability of the facility to use for working capital only, require Lender approval on future acquisitions, and modify covenants and the variable interest rate basis. The amended Credit Facility bears interest at a variable rate based upon the Eurodollar rate plus a spread of 150 to 275 basis points, dependent upon the Company's ratio of Total Funded Debt to EBITDA.

At December 31, 2000 the Company is in violation of certain financial covenants of the credit agreement related to the Credit Facility. On April 21, 2000, the Company received a formal notice of default from the bank group. As a result of the notice of default, the interest rate on the Credit Facility increased to the Prime Rate plus 2.25% (11.25% at December 31, 2000). In addition, the Company will not be permitted to obtain any further funds under the Credit Facility until the defaults have been waived by the bank group. The Company is currently in discussions to obtain waivers of the covenant violations and to amend the credit agreement. Until the amendment to the credit agreement is obtained, the borrowings of $206.1 million under the Credit Facility will be classified as a current liability. Failure to obtain the waiver and amendment could have a material adverse effect on the Company. If the waiver and amendment are not obtained, the Company's lenders may accelerate the maturity of the Company's obligations and/or exercise other remedies under the credit agreement including exercising their rights with respect to the pledged collateral. Such action could also result in the acceleration of the maturity of the Company's convertible subordinated debentures. Subject to obtaining the necessary waivers and amendments, the Company expects to meet future financing needs principally through the use of the Credit Facility and cash generated from operations. During the past year, the Company has implemented measures to improve cash flows generated from operating activities, including reductions in operating and overhead costs by continuing the consolidation and/or closing of pharmacy locations, continuing its employee reduction plan, more aggressive collection activity and inventory reduction efforts, and an interim modification of payment terms negotiated with a major Company supplier. However, the Company may require additional capital resources for internal working capital needs and may need to incur additional indebtedness to meet these requirements. Additional funds are currently not available under the Credit Facility as described above and there can be no assurances that additional funds will be available.

The Company's effective income tax rate for the three month and six month periods ended December 31, 2000 differs from the federal statutory rate primarily as a result of the recording of a full valuation allowance against the Company's net deferred tax assets consisting primarily of net operating loss carryforwards.

Certain Regulatory Investigations and Legal Proceedings

In January 1998, federal and state government authorities sought and obtained various documents and records from a Herrin, Illinois pharmacy operated by a wholly-owned subsidiary of the Company. The Company has cooperated fully and continues to cooperate fully with the government's inquiry. In June 1999, representatives of the Company met with attorneys from the Civil and Criminal Divisions of the Office of the United States Department of Justice, United States Attorney for the Southern District of Illinois ("USA-Illinois") regarding the government's investigation. The USA-Illinois informed the Company that it had information that allegedly substantiated numerous violations of federal law, but the Company has not received any written notification of these allegations. Discussions regarding the government's investigation have ensued and are currently proceeding between representatives of the USA-Illinois and the Company. It is possible that the imposition of significant fines or other remedies in connection with the resolution of this matter could have a material effect on the Company's financial condition and results of operations.

Disclosure Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, including, but not limited to, those regarding the Company's financial position, business strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have expected effects on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company may differ materially from those expressed or implied by any such forward-looking statements. Among the factors that could cause actual results to differ materially from the Company's expectations include continuation of various trends in the long-term care market (including the trend toward consolidation and the impact of the Balanced Budget Act of 1997), competition among providers of long-term care pharmacy services, the Company's negotiations with its bank group regarding its credit facility, the Company's negotiations with an ad hoc committee of holders of its 5 3/4% convertible subordinated debentures due 2004, negotiations regarding payment terms with suppliers, changes in regulatory requirements and Federal and State reimbursement levels, reform of the health care delivery system, litigation matters, other factors and risks and uncertainties described in the Company's SEC reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company has managed its interest rate risk by balancing its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company has a balance of $206,130,000 on its revolving credit facility at December 31, 2000, which is subject to a variable rate of interest based on the Eurodollar rate. Assuming borrowings at December 31, 2000, a one-hundred basis point change in interest rates would impact net interest expense by approximately $2,061,300 per year.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of stockholders of the Company held on December 12, 2000 (the "Annual Meeting"), the stockholders voted to elect Kevin B. Shaw and Boake
A. Sells each to an additional three-year term as Director of the Company. Votes were cast as follows:

              VOTES                       KEVIN B. SHAW                      BOAKE A. SELLS
              -----                       -------------                      --------------
               For                          67,991,670                         67,904,361
             Withheld                        432,583                             519,892

In addition, stockholders voted in favor of a proposal to approve and adopt the NCS HealthCare, Inc. 2000 Performance Plan (the "2000 Plan") at the Annual Meeting. The number of votes cast for, against and abstentions with respect to the 2000 Plan are set forth below:

               FOR                           AGAINST                             ABSTAIN
               ---                           -------                             -------
            55,580,333                       948,716                             64,355

For a description of the bases used in tabulating the above-referenced vote, see the Company's definitive proxy statement used in connection with the Annual Meeting.

The term of office of the following Directors of the Company continued after the Annual Meeting: Jon H. Outcalt and Richard L. Osborne.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Number        Exhibit
                  ------        -------

                     10.1       The NCS HealthCare, Inc. 2000 Performance Plan


         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NCS HealthCare, Inc.
                                                (Registrant)

Date: February 14, 2001          By /s/ Kevin B. Shaw
                                 -----------------------------------------------
                                 Kevin B. Shaw
                                 President, Chief Executive Officer and Director

Date: February 14, 2001          By /s/ William B. Byrum
                                 -----------------------------------------------
                                 William B. Byrum
                                 Chief Operating Officer

Date: February 14, 2001          By /s/ Gerald D. Stethem
                                 -----------------------------------------------
                                 Gerald D. Stethem
                                 Chief Financial Officer