Form 10-Q
period 2001-03-31
NCS HEALTHCARE INC
filed 2001-05-15
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2001

Commission File Number-   0-27602
                          -------

                              NCS HealthCare, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                No. 34-1816187
--------------------------------------    -----------------------------------
(State or other jurisdiction of                   (IRS employer
 incorporation or organization)               identification number)

3201 Enterprise Parkway, Suite 220, Beachwood, Ohio  44122
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

Class A Common Stock, $ .01 par value - 18,421,845 shares as of May 10, 2001 Class B Common Stock, $ .01 par value - 5,294,964 shares as of May 10, 2001

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES

                                      INDEX



                                                                          Page
                                                                          ----
Part I.    Financial Information:

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
               March 31, 2001 and June 30, 2000                            3

         Condensed Consolidated Statements of Operations
               Three and nine months ended-
               March 31, 2001 and 2000                                     4

         Condensed Consolidated Statements of Cash Flows-
               Nine months ended-
               March  31, 2001 and 2000                                    5

Notes to Condensed Consolidated Financial Statements - March  31, 2001     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       16

Part II.   Other Information:

Item 6.  Exhibits and Reports on Form  8-K                                17

Signatures                                                                18

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                        (Unaudited)               (Note A)
                                                                          March 31,               June 30,
                                                                            2001                   2000
                                                                      ---------------            ---------
ASSETS
Current Assets:
Cash and cash equivalents                                              $  42,162                  $  16,387
Accounts receivable, less allowances                                     103,310                    120,849
Inventories                                                               28,657                     37,086
Other                                                                      7,076                      5,322
                                                                     -----------                -----------
                  Total current assets                                   181,205                    179,644

Property and equipment, at cost
         net of accumulated depreciation and amortization                 36,941                     45,164
Goodwill, less accumulated amortization                                  304,295                    311,876
Other assets                                                               7,982                      9,979
                                                                     -----------                -----------
                  Total assets                                          $530,423                   $546,663
                                                                        ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit in default                                               $206,130                   $206,130
Convertible subordinated debentures in default                           102,116                          -
Accounts payable                                                          59,226                     44,857
Accrued expenses and other liabilities                                    26,804                     22,522
                                                                      ----------                  ---------
                  Total current liabilities                              394,276                    273,509

Long-term debt, excluding current portion                                  1,126                      1,291
Convertible subordinated debentures                                            -                    102,000
Other                                                                        138                        158

Stockholders' Equity:
         Preferred stock, par value $ .01 per share, 1,000,000
              shares authorized; none issued                                   -                          -
         Common stock, par value $ .01 per share:
              Class A - 50,000,000 shares authorized; 18,421,845
                and 17,176,486 shares issued and outstanding at
                March 31, 2001 and June 30, 2000, respectively               184                        172
              Class B - 20,000,000 shares authorized; 5,294,964
                and 5,807,283 shares issued and outstanding at
                March 31, 2001 and June 30, 2000, respectively                53                         58
         Paid-in capital                                                 271,945                    271,650
         Accumulated deficit                                            (137,299)                  (102,175)
                                                                        --------                   --------
                  Total stockholders' equity                             134,883                    169,705
                                                                       ---------                  ---------
                  Total liabilities and stockholders' equity            $530,423                   $546,663
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

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              MARCH 31,                 MARCH 31,
                                                        2001          2000         2001        2000
                                                        ----          ----         ----        ----
Revenues                                             $ 154,890    $ 170,462    $ 471,373    $ 533,976
Cost of revenues                                       127,214      139,043      386,987      424,833
                                                     ---------    ---------    ---------    ---------
Gross profit                                            27,676       31,419       84,386      109,143
Selling, general and administrative expenses            40,476       30,333       94,890       94,675
Charge to increase allowance for doubtful accounts        --           --           --         11,885
Nonrecurring and other special charges                    --          5,462         --         33,414
                                                     ---------    ---------    ---------    ---------
Operating loss                                         (12,800)      (4,376)     (10,504)     (30,831)
Interest expense, net                                    7,907        6,440       24,319       18,560
                                                     ---------    ---------    ---------    ---------
Loss before income taxes                               (20,707)     (10,816)     (34,823)     (49,391)
Income tax expense                                         100       12,122          300        3,326
                                                     ---------    ---------    ---------    ---------
Net loss                                             $ (20,807)   $ (22,938)   $ (35,123)   $ (52,717)
                                                     =========    =========    =========    =========

Net loss per share - basic                           $   (0.88)   $   (1.03)   $   (1.50)   $   (2.50)
                                                     =========    =========    =========    =========
Net loss per share - diluted                         $   (0.88)   $   (1.03)   $   (1.50)   $   (2.50)
                                                     =========    =========    =========    =========

Shares used in the computation - basic                  23,717       22,302       23,475       21,116
Shares used in the computation - diluted                23,717       22,302       23,475       21,116




            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  Nine Months Ended
                                                                      March 31,
                                                                --------------------
                                                                   2001       2000
                                                                --------------------
OPERATING ACTIVITIES
Net loss                                                        $(35,123)   $(52,717)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
         Non-cash portion of special and nonrecurring charges         --      36,054
         Non-cash portion of fixed asset impairment charge         2,106          --
         Depreciation and amortization                            18,642      20,780
         Deferred income taxes                                        --       1,693
         Changes in assets and liabilities:
                  Accounts receivable, net                        17,539      (2,291)
                  Accrued expenses and other liabilities          19,404     (12,724)
                  Other, net                                       6,675      22,383
                                                                --------------------
Net cash provided by operating activities                         29,243      13,178

INVESTING ACTIVITIES
Capital expenditures for property and equipment, net              (2,790)     (4,863)
Other                                                               (177)     (5,484)
                                                                --------------------
Net cash used in investing activities                             (2,967)    (10,347)

FINANCING ACTIVITIES
Line-of-credit, net                                                   --      (8,570)
Repayment of long-term debt                                         (501)     (3,296)
                                                                --------------------
Net cash used in financing activities                               (501)    (11,866)
                                                                --------------------

Net increase (decrease) in cash and cash equivalents              25,775      (9,035)
Cash and cash equivalents at beginning of period                  16,387      29,424
                                                                --------------------
Cash and cash equivalents at end of period                      $ 42,162    $ 20,389
                                                                ====================


            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2000.

2. At March 31, 2001 the Company is in violation of certain financial covenants of the credit agreement related to its revolving credit facility (Credit Facility). On April 21, 2000, the Company received a formal notice of default from the bank group. As a result of the notice of default, the interest rate on the Credit Facility (excluding facility fee) increased to the Prime Rate plus 2.25% (10.25% at March 31, 2001). In addition, the Company will not be permitted to obtain any further funds under the Credit Facility until the defaults have been waived by the bank group. The Company is currently in discussions to obtain waivers of the covenant violations and to amend the credit agreement. Until the amendment to the credit agreement is obtained, the borrowings of $206,100,000 under the Credit Facility will be classified as a current liability. Failure to obtain the waiver and amendment could have a material adverse effect on the Company. If the waiver and amendment are not obtained, the Company's lenders may accelerate the maturity of the Company's obligations and/or exercise other remedies under the credit agreement including exercising their rights with respect to the pledged collateral.

3. The Company did not remit the semi-annual $2,875,000 interest payment due February 15, 2001 on the Company's 5 3/4% Convertible Subordinated Debentures due 2004 (debentures). On April 6, 2001, the Company received a formal Notice of Default and Acceleration and Demand for Payment from the Indenture Trustee. The Indenture Trustee declared the entire principal and any accrued interest thereon to be immediately due and payable and demanded immediate payment of such amounts. If such payments are not made, the Indenture Trustee reserves the right to pursue remedial measures in accordance with the Indenture, including, without limitation, collection activities. As of March 31, 2001, the amount of principal and accrued interest is $103,584,000. The Company is currently in discussions with an ad hoc committee of debenture holders regarding a possible restructuring of this indebtedness. The timing and ultimate outcome of these negotiations is uncertain and could have a material adverse effect on the Company. As a result of the above noted debentures being in default, an additional $2,116,000 of the Company's 5 3/4% Convertible Subordinated Debentures due 2004 are also in default. Until the defaults are resolved, convertible subordinated debentures of $102,116,000 and the related accrued interest will be classified as a current liability.

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

5. Selling, general and administrative expenses for the three and nine month periods ended March 31, 2001 included $13,183,000 for bad debt expense for non-core businesses which had been either sold or shut down (exited businesses), fixed asset impairment charges and additional expenses related to restructuring activities. The Company recorded $10,043,000 of additional bad debt expense to fully reserve for remaining accounts receivable of non-core and non-strategic businesses exited during the past twelve months. These businesses were ancillary to the core pharmacy operations and as part of the restructuring activities were either sold, if there was an available buyer, or shut down. The Company recorded additional expenses related to restructuring activities of approximately $1,034,000, primarily for lease terminations associated with the continuing implementation and execution of strategic restructuring and consolidation activities. At March 31, 2001, approximately $950,000 is included in accrued expenses related to these expenses. The Company recorded a fixed asset impairment charge of $2,106,000 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" (SFAS No. 121). This charge relates primarily to changes in asset values resulting from the impact of restructuring activities and changes in operational processes under restructured operations.

6. During fiscal 2000, the Company recorded nonrecurring, restructuring and special charges of $95,800,000. A special charge of $44,600,000 was recorded to increase the allowance for doubtful accounts and nonrecurring, restructuring and other special charges of $51,200,000 were recorded in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations, the planned disposition of certain non-core and/or non-strategic assets, impairment of certain assets and other nonrecurring items.

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

     During the year ended June 30, 2000, the Company adopted a formal exit plan to dispose of certain non-core and/or non-strategic assets. The Company recorded nonrecurring charges of $30,700,000 related to the planned disposition of assets primarily consisting of impairment to goodwill and property and equipment. Total revenue and operating loss of the related business units was $18,800,000 and $7,900,000, respectively, for the nine months ended March 31, 2001. The carrying amount of assets held for sale as of March 31, 2001 was $5,800,000. Through March 31, 2001, the Company has disposed of three ancillary service operations.

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

     Employee severance costs included in the nonrecurring charges relate to the termination of 472 employees. As of March 31, 2001, 436 employees have been terminated.

     Details of the fiscal 2000 nonrecurring, restructuring and special charges and related activity are as follows:

                                                              Nonrecurring               Reserve                Reserve
     Description                         Cash/non-cash           Charge     Activity    At 6/30/00  Activity   At 3/31/01
     -----------                         -------------        ------------  --------    ----------  --------   ----------
                                                             (in thousands)
   Site Consolidations
        Severance/compensation related   Cash                   $ 1,300    $(1,000)      $ 300     $ (200)     $  100
        Lease terminations               Cash                     2,800       (400)      2,400       (800)      1,600
        Asset impairments                Non-cash                 4,400     (4,400)         --         --         --
        Other                            Cash                     1,200       (600)        600       (300)        300

   Special increase to allowance
        for doubtful accounts            Non-cash                44,600    (44,600)         --         --          --

   Disposition of Assets
        Asset impairment                 Non-cash                30,200    (30,200)         --         --          --
        Other                            Cash                       500       (200)        300         --         300

   Other
        Cash                                                      6,600     (6,200)        400       (100)        300
        Non-cash                                                  4,200     (4,200)         --         --          --
                                                                -------   --------      ------   --------      ------

   Total                                                        $95,800   $(91,800)     $4,000   $ (1,400)     $2,600
                                                                =======   ========      ======   ========      ======


7. The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128):

                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     MARCH 31,                      MARCH 31,
                                                             ---------------------------    ---------------------------
                                                                 2001          2000             2001          2000
                                                             ------------- -------------    ------------- -------------
   Numerator:
     Numerator for basic earnings per share - net income     $  (20,807)   $  (22,938)      $  (35,123)   $  (52,717)
     Effect of dilutive securities:
        Convertible debentures                                        -             -                -             -
                                                             ------------- -------------    ------------- -------------
        Numerator for diluted earnings per share             $  (20,807)   $  (22,938)      $  (35,123)   $  (52,717)
                                                             ============= =============    ============= =============

   Denominator:
      Denominator for basic earnings per share -
        Weighted average common shares                           23,717        22,302           23,475        21,116
                                                             ------------- -------------    ------------- -------------
      Effect of dilutive securities:
         Stock options                                                -             -                -             -
         Convertible debentures                                       -             -                -             -
                                                             ------------- -------------    ------------- -------------
      Dilutive potential common shares                                -             -                -             -
                                                             ------------- -------------    ------------- -------------
      Denominator for diluted earnings per share                 23,717        22,302           23,475        21,116
                                                             ============= =============    ============= =============
   Basic earnings per share                                  $    (0.88)   $    (1.03)      $    (1.50)   $    (2.50)
                                                             ============= =============    ============= =============
   Diluted earnings per share                                $    (0.88)   $    (1.03)      $    (1.50)   $    (2.50)
                                                             ============= =============    ============= =============

     At March 31, 2001 and 2000, respectively, the Company has 1,958,632 and 1,335,944 employee stock options that are potentially dilutive that were not included in the computation of diluted earnings per share as their effect would be antidilutive for all periods presented. The Company had $102,000,000 and $100,000,000 of convertible subordinated debentures outstanding at March 31, 2001 and 2000, respectively, that were convertible into 3,258,104 and 3,058,104 shares of Class A Common Stock, respectively, that were not included in the computation of diluted earnings per share as their effect would be antidilutive for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net loss for the three months ended March 31, 2001, excluding bad debt expense for non-core businesses which had been either sold or shut down (exited businesses), fixed asset impairment charges and additional expenses related to restructuring activities, was $7,624,000 or $0.32 per diluted share compared to net loss, excluding restructuring, other related charges and a non-cash charge to record a valuation allowance against the Company's net deferred tax assets, of $3,555,000 or $0.16 per diluted share for the three months ended March 31, 2000. Net loss for the nine months ended March 31, 2001, excluding bad debt expense for exited businesses, fixed asset impairment charges and additional expenses related to restructuring activities, was $21,940,000 or $0.93 per diluted share compared to net loss, excluding restructuring, other related charges and a non-cash charge to record a valuation allowance against the Company's net deferred tax assets, of $2,810,000 or $0.13 per diluted share for the nine months ended March 31, 2000. Total net loss for the three and nine month periods ended March 31, 2001 was $0.88 and $1.50, respectively, compared to net loss of $1.03 and $2.50 during the comparable periods in fiscal 2000.

Operating results of the Company have been negatively effected by the ongoing difficulty of the operating environment in the long-term care industry. In particular, the long-term care industry has been adversely effected by the continued impact of the implementation of Medicare's Prospective Payment System
(PPS). The adverse impact of the implementation of PPS under the Balanced Budget Act of 1997 for Medicare residents of skilled nursing facilities has been significantly greater than anticipated resulting in a difficult operating environment in the long-term care industry. PPS created numerous changes to reimbursement policies applicable to skilled nursing facilities under Medicare Part A. Prior to the implementation of PPS, Medicare reimbursed each skilled nursing facility based on that facility's actual Medicare Part A costs plus a premium. Under PPS, Medicare pays skilled nursing facilities a fixed fee per Medicare Part A patient day based on the acuity level of the patient. The per diem rate covers all items and services furnished during a covered stay for which reimbursement was formerly made separately on a cost plus basis. This change in reimbursement policies has resulted in a substantial reduction in reimbursement for skilled nursing facilities. Consequently, the Company has experienced revenue and margin pressure as a result of nursing facilities attempting to manage pharmaceutical costs along with all other costs associated with patient care under a simple per diem reimbursement amount. In addition, there has been a significant reduction in the utilization of other therapies such as speech, occupational and physical rehabilitation. With the implementation of PPS, skilled nursing facilities have become increasingly more reluctant to admit Medicare residents, especially those requiring complex care, causing Medicare census in these facilities to weaken and reducing the average length of stay for Medicare residents. Resident acuity level has also decreased as these facilities have attempted to avoid high acuity patients, negatively impacting the overall utilization of drugs, particularly those with higher costs such as infusion therapy.

These outcomes have negatively impacted nursing facilities and the institutional pharmacy services industry as a whole. For Medicare certified skilled nursing facilities, PPS has caused significant earnings and cash flow pressure. Some facilities have sought bankruptcy protection or consolidation as a method of reducing costs and increasing operating efficiencies causing the Company to experience bed loss as a result. For the Company, operating processes for administering and executing PPS related activities were significantly different than operating processes prior to the implementation of PPS. Contracting processes, data gathering, and operational dispensing processes for Medicare A residents all underwent significant change resulting in higher costs and lower margins for the Company. These costs were in addition to the impact of costs associated with customer bankruptcies and deteriorating financial condition. Through the enactment of the Balanced Budget Refinement Act of 1999 on November 29, 1999 and the Benefits Improvement and Protection Act of 2000 on December 15, 2000, Congress has provided some relief to skilled nursing facilities. Both of these actions restore a portion of the Medicare reimbursement for skilled nursing facilities that had been unintentionally taken away with the passage of the Balanced Budget Act of 1997. While these legislative changes are intended to improve the financial condition of skilled nursing facilities, a difficult operating environment remains and management continues to react to pressures in the current environment. During the past year, the Company has reduced operating and overhead expenses, continued efforts to consolidate and/or close pharmacy locations, terminated uneconomic accounts and began applying stricter standards in accepting new business

Revenues for the three months ended March 31, 2001 decreased $15,572,000 or 9.1% to $154,890,000 from $170,462,000 recorded in the comparable period in fiscal 2000. Revenues for the nine months ended March 31, 2001 decreased $62,603,000 or 11.7% to $471,373,000 from $533,976,000 recorded in the comparable period in fiscal 2000. Approximately $7,698,000 and $34,871,000, respectively, of the decrease in revenues during the three and nine month periods ended March 31, 2001 over the comparable prior year periods is attributable to a decrease in revenues from the Company's allied and ancillary services. This decrease is due to decisions by management to terminate uneconomic accounts and the shutdown or sale of certain non-strategic or unprofitable operations. Through March 31, 2001, the Company has disposed of three ancillary operations that were not contributing to the overall financial performance of the Company. The remaining $7,874,000 and $27,732,000, respectively, of the decrease in revenues for the three and nine month periods ended March 31, 2001 is attributable to the Company's pharmacy operations and is related to net bed loss during the period and revenue pressure associated with the continued implementation of the PPS system. Although the Company added new customers during the past year through its sales and marketing efforts, the number of beds served by the Company declined due to competitive conditions and decisions by management to terminate uneconomic accounts and accounts with unacceptable credit risk.

Cost of revenues for the three months ended March 31, 2001 decreased $11,829,000 or 8.5% to $127,214,000 from $139,043,000 recorded in the comparable period in fiscal 2000. Cost of revenues for the nine months ended March 31, 2001 decreased $37,846,000 or 8.9% to $386,987,000 from $424,833,000 recorded in the comparable period in fiscal 2000. Cost of revenues as a percentage of revenues for the three and nine month periods ended March 31, 2001 was 82.1% and 82.1%, respectively, compared to 81.6% and 79.6% for the comparable periods during the prior fiscal year.

The decrease in gross margins during the three months ended March 31, 2001 is primarily due to a continued shift toward lower margin payer sources including Medicaid and insurance. In addition, the decrease in gross margins is due to the impact of the implementation of the Health Care Financing Administration Federal Upper Limits (FUL's). The FUL's were implemented in December 2000 and reflected lower reimbursement from State Medicaid programs. Gross margins for the nine month period ended March 31, 2001 were significantly effected by the impact of the PPS reimbursement system. Margin pressure resulted from continued Medicare Part A pricing pressure, lower than anticipated gross margins on PPS related contracts and reduced acuity levels and census at customer facilities. In addition, gross margins were impacted by the continued shift towards lower margin payer sources and the implementation of the FUL's discussed above.

Selling, general and administrative expenses for the three months ended March 31, 2001 increased by $10,143,000 or 33.4% to $40,476,000 from $30,333,000 recorded in the comparable period in fiscal 2000. Selling, general and administrative expenses for the nine months ended March 31, 2001 increased by $215,000 or 0.2% to $94,890,000 from $94,675,000 recorded in the comparable period in fiscal 2000. Selling, general and administrative expenses as a percentage of revenues was 26.1% and 20.1% for the three and nine month periods ended March 31, 2001, respectively, compared to 17.8% and 17.7% during the comparable periods in fiscal 2000. Excluding bad debt expense for exited businesses, fixed asset impairment charges and additional expenses related to restructuring activities, selling, general and administrative expenses for the three months ended March 31, 2001 decreased $3,040,000 or 10.0% to $27,293,000 from $30,333,000 recorded in the comparable period in fiscal 2000. Selling, general and administrative expenses for the nine months ended March 31, 2001 decreased $12,968,000 or 13.7% to $81,707,000 from $94,675,000 recorded in the comparable period in fiscal 2000. Excluding bad debt expense for exited businesses, fixed asset impairment charges and additional expenses related to restructuring activities, selling, general and administrative expenses as a percentage of revenues was 17.6% and 17.3% for the three and nine month periods ended March 31, 2001, respectively, compared to 17.8% and 17.7% during the comparable periods in fiscal 2000. This decrease in expenses from the prior year is a result of efforts by the Company to reduce operating and overhead costs by continuing the consolidation and/or closing of pharmacy locations, the restructuring or sale of certain non-core ancillary lines of business and continuing its employee reduction plan. These decreases were partially offset by increases in bad debt expense for continuing businesses and professional fees related to restructuring activities.

Selling, general and administrative expenses for the three and nine month periods ended March 31, 2001 included $13,183,000 for bad debt expense for exited businesses, fixed asset impairment charges and additional expenses related to restructuring activities. The Company recorded $10,043,000 of additional bad debt expense to fully reserve for remaining accounts receivable of non-core and non-strategic businesses exited during the past twelve months. These businesses were ancillary to the core pharmacy operations and as part of the restructuring activities were either sold, if there was an available buyer, or shut down. While the Company has continued collection efforts on these receivables, collection has been much more difficult than anticipated. The Company recorded additional expenses related to restructuring activities of approximately $1,034,000, primarily for lease terminations associated with the continuing implementation and execution of strategic restructuring and consolidation activities. At March 31, 2001, approximately $950,000 is included in accrued expenses related to these expenses. The Company recorded a fixed asset impairment charge of $2,106,000 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" (SFAS No. 121). This charge relates primarily to changes in asset values resulting from the impact of restructuring activities and changes in operational processes under restructured operations.

The Company had net interest expense of $7,907,000 and $24,319,000 for the three and nine month periods ended March 31, 2001, respectively, compared to net interest expense of $6,440,000 and $18,560,000 during the comparable periods in fiscal 2000. The increase is primarily attributable to an increase in interest rates and other finance related charges during the three and nine month periods ended March 31, 2001 as compared to the prior year. As discussed below, the Company is in default of its line of credit agreement and is currently being charged a default interest rate. The Company will continue to pay the default interest rate as long as it is in default of its line of credit agreement.

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

During the year ended June 30, 2000, the Company adopted a formal exit plan to dispose of certain non-core and/or non-strategic assets. The Company recorded nonrecurring charges of $30,700,000 related to the planned disposition of assets primarily consisting of impairment to goodwill and property and equipment. Total revenue and operating loss of the related business units was $18,800,000 and $7,900,000, respectively, for the nine months ended March 31, 2001. The carrying amount of assets held for sale as of March 31, 2001 was $5,800,000. Through March 31, 2001, the Company has disposed of three ancillary service operations.

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

Employee severance costs included in the nonrecurring charges relate to the termination of 472 employees. As of March 31, 2001, 436 employees have been terminated.

Details of the fiscal 2000 nonrecurring, restructuring and special charges and related activity are as follows:

                                                              Nonrecurring              Reserve                 Reserve
      Description                        Cash/non-cash           Charge     Activity   At 6/30/00   Activity   At 3/31/01
      -----------                        -------------        ------------- --------   ----------   --------   ----------
                                                             (in thousands)
   Site Consolidations
        Severance/compensation related   Cash                   $ 1,300    $(1,000)      $ 300     $ (200)      $ 100
        Lease terminations               Cash                     2,800       (400)      2,400       (800)      1,600
        Asset impairments                Non-cash                 4,400     (4,400)         --          --         --
        Other                            Cash                     1,200       (600)        600       (300)        300

   Special increase to allowance
        for doubtful accounts            Non-cash                44,600    (44,600)         --          --         --

   Disposition of Assets
        Asset impairment                 Non-cash                30,200    (30,200)         --          --         --
        Other                            Cash                       500       (200)        300          --        300

   Other
        Cash                                                      6,600     (6,200)        400       (100)        300
        Non-cash                                                  4,200     (4,200)         --          --         --
                                                                -------   ---------     ------   ---------     ------
   Total                                                        $95,800   $(91,800)     $4,000   $ (1,400)     $2,600
                                                                =======   =========     ======   =========     ======


Liquidity and Capital Resources

Net cash provided by operating activities increased to $29,243,000 during the nine months ended March 31, 2001 from $13,178,000 recorded in the comparable period in fiscal 2000. The increase in net cash provided by operating activities resulted primarily from a decrease in inventory as a result of the Company's inventory reduction efforts and an increase in accounts payable due to an interim modification of payment terms negotiated with a major Company supplier. The Company is continuing its negotiations with this supplier to achieve a permanent modification in payment terms. The timing and the ultimate outcome of these negotiations are uncertain and could have a negative impact on the Company's liquidity.

Net cash used in investing activities decreased to $2,967,000 during the nine months ended March 31, 2001 from $10,347,000 recorded in the comparable period in fiscal 2000. The decrease is primarily the result of reduced capital expenditures during the current period.

Net cash used in financing activities decreased to $501,000 during the nine months ended March 31, 2001 from $11,866,000 recorded in the comparable period in fiscal 2000. The change is primarily attributable to the Company making net payments of $8,570,000 on its line of credit in the prior year period with no similar payments this year.

In August 1997, the Company issued $100 million of convertible subordinated debentures due 2004 (the "debentures"). The debentures carry an interest rate of 5 3/4%. The debentures are obligations of the Company. The operations of the Company are currently conducted principally through subsidiaries, which are separate and distinct legal entities. The Company's ability to make payments of principal and interest on the debentures will depend on its ability to receive distributions of cash from its subsidiaries. Each of the Company's wholly-owned subsidiaries has guaranteed the Company's payment obligations under the debentures, so long as such subsidiary is a member of an affiliated group (within the meaning of Section 279(g) of the Internal Revenue Code of 1986, as amended) that includes the Company. The satisfaction by the Company's subsidiaries of their contractual guarantees, as well as the payment of dividends and certain loans and advances to the Company by such subsidiaries, may be subject to certain statutory or contractual restrictions, are contingent upon the earnings of such subsidiaries and are subject to various business considerations.

The Company did not remit the semi-annual $2,875,000 interest payment due February 15, 2001 on the Company's 5 3/4% Convertible Subordinated Debentures due 2004 (debentures). On April 6, 2001, the Company received a formal Notice of Default and Acceleration and Demand for Payment from the Indenture Trustee. The Indenture Trustee declared the entire principal and any accrued interest thereon to be immediately due and payable and demanded immediate payment of such amounts. If such payments are not made, the Indenture Trustee reserves the right to pursue remedial measures in accordance with the Indenture, including, without limitation, collection activities. As of March 31, 2001, the amount of principal and accrued interest is $103,584,000. The Company is currently in discussions with an ad hoc committee of debenture holders regarding a possible restructuring of this indebtedness. The timing and ultimate outcome of these negotiations is uncertain and could have a material adverse effect on the Company. As a result of the above noted debentures being in default, an additional $2,116,000 of the Company's 5 3/4% Convertible Subordinated Debentures due 2004 are also in default. Until the defaults are resolved, convertible subordinated debentures of $102,116,000 and the related accrued interest will be classified as a current liability.

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

At March 31, 2001 the Company is in violation of certain financial covenants of the credit agreement related to the Credit Facility. On April 21, 2000, the Company received a formal notice of default from the bank group. As a result of the notice of default, the interest rate on the Credit Facility (excluding facility fee) increased to the Prime Rate plus 2.25% (10.25% at March 31, 2001). In addition, the Company will not be permitted to obtain any further funds under the Credit Facility until the defaults have been waived by the bank group. The Company is currently in discussions to obtain waivers of the covenant violations and to amend the credit agreement. Until the amendment to the credit agreement is obtained, the borrowings of $206.1 million under the Credit Facility will be classified as a current liability. Failure to obtain the waiver and amendment could have a material adverse effect on the Company. If the waiver and amendment are not obtained, the Company's lenders may accelerate the maturity of the Company's obligations and/or exercise other remedies under the credit agreement including exercising their rights with respect to the pledged collateral. Subject to obtaining the necessary waivers and amendments, the Company expects to meet future financing needs principally through the use of the Credit Facility and cash generated from operations.

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

The Company's effective income tax rate for the three month and nine month periods ended March 31, 2001 differs from the federal statutory rate primarily as a result of the recording of a full valuation allowance against the Company's net deferred tax assets consisting primarily of net operating loss carryforwards.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company has managed its interest rate risk by balancing its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company has a balance of $206,130,000 on its revolving credit facility at March 31, 2001 which is currently subject to a variable rate of interest based on the Prime Rate. Assuming borrowings at March 31, 2001, a one-hundred basis point change in interest rates would impact net interest expense by approximately $2,061,300 per year.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Reports on Form 8-K:


              No reports on Form 8-K were filed during the three months ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NCS HealthCare, Inc.
                                  (Registrant)

Date:    May 15, 2001       By    /s/     Kevin B. Shaw
                                 ----------------------------------------
                                 Kevin B. Shaw
                                 President, Chief Executive Officer and Director


Date:    May 15, 2001       By    /s/     William B. Byrum
                                 ---------------------------------------------
                                 William B. Byrum
                                 Chief Operating Officer


Date:    May 15, 2001       By   /s/      Gerald D. Stethem
                                 -----------------------------------------------
                                 Gerald D. Stethem
                                 Chief Financial Officer