Form 10-K
period 2001-06-30
NCS HEALTHCARE INC
filed 2001-09-27
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)
                ANNUAL REPORT PURSUANT TO SECTION NO 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   [X] FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of September 20, 2001, the registrant had 18,461,599 shares of Class A Common Stock, par value $.01 per share, and 5,255,210 shares of Class B Common Stock, par value $.01 per share, issued and outstanding. As of that date, the aggregate market value of these shares, which together constitute all of the voting stock of the registrant, held by non-affiliates was $3,194,173 (based upon the closing price of $0.17 per share of Class A Common Stock on the Pink Sheets Electronic Quotation Service on September 20, 2001). For purposes of this calculation, the registrant deems the 301,117 shares of Class A Common Stock and the 4,626,438 shares of Class B Common Stock held by all of its Directors and executive officers to be the shares of Class A Common Stock and Class B Common Stock held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held in 2001 are incorporated by reference into Part III of this Form 10-K.

      Except as otherwise stated, the information contained in this Form 10-K is as of June 30, 2001.

                              NCS HEALTHCARE, INC.
                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
ITEM 1.           BUSINESS                                                                      4
ITEM 2.           PROPERTIES                                                                   13
ITEM 3.           LEGAL PROCEEDINGS                                                            13
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          13
ITEM 4A.          EXECUTIVE OFFICERS OF THE COMPANY                                            14

                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS                                                          15
ITEM 6.           SELECTED FINANCIAL DATA                                                      16
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS                                                        17
ITEM 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                   25
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                  25
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                                         47

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                              47
ITEM 11.          EXECUTIVE COMPENSATION                                                       47
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT               47
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                               47

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K             48

PART I

ITEM 1. BUSINESS

GENERAL

      NCS HealthCare, Inc. (the "Company" or "NCS") is a leading independent provider of pharmacy services to long-term care institutions including skilled nursing facilities, assisted living facilities and other institutional health care settings. The Company purchases and dispenses prescription and non-prescription pharmaceuticals and provides client facilities with related management services, automated medical record keeping, drug therapy evaluation and regulatory assistance. The Company also provides consultant pharmacist services, including monitoring the control, distribution and administration of drugs within the long-term care facility, assisting in compliance with applicable state and federal regulations, therapeutic monitoring and drug utilization review services. The Company also provides various ancillary health care services to complement its core pharmacy services, including infusion therapy, nutrition management, software services, and other services. The Company is considered to operate principally in one business segment.

      NCS entered the long-term care pharmacy services industry in 1986 with the acquisition of Modern Pharmacy Consultants, Inc. in Northeastern Ohio. Through June 30, 2001, the Company had completed a total of 49 acquisitions (other than fold-in acquisitions). There were no significant acquisitions during fiscal 2001. As a result of these acquisitions, the Company has expanded its geographic presence into 33 states serving approximately 209,000 residents.

      On February 14, 1996, the Company issued 4,476,000 shares of Class A Common Stock at $16.50 per share in connection with its initial public offering. A portion of the net proceeds from the stock issuance was used to repay approximately $27,000,000 of outstanding indebtedness under long and short-term borrowings. The remaining proceeds were used to fund business acquisitions.

      On October 4, 1996, the Company issued 4,235,000 shares of Class A Common Stock at $31.00 per share in connection with a public offering. A portion of the net proceeds was used to repay approximately $7,000,000 of outstanding indebtedness under short-term borrowings. The remaining proceeds were used to fund business acquisitions.

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


MARKET OVERVIEW

      Institutional pharmacies purchase, repackage and distribute pharmaceuticals to residents of long-term care facilities such as skilled nursing facilities, assisted living facilities and other institutional health care settings. Unlike hospitals, most long-term care facilities do not have on-site pharmacies but depend instead on outside sources to provide the necessary products and services. In response to a changing regulatory environment and other factors, the sophistication and breadth of services required by long-term care facilities have increased dramatically in recent years. Today, in addition to providing pharmaceuticals, institutional pharmacies provide consultant pharmacy services, which include monitoring the control, distribution and administration of drugs within the long-term care facility and assisting in compliance with applicable state and federal regulations, as well as therapeutic monitoring and drug utilization review services. With the average long-term care facility patient taking seven to nine medications per day, high quality, cost-efficient systems for dispensing and monitoring patient drug regimens are critical. Providing these services places the institutional pharmacy in a central role of influencing the effectiveness and cost of care.

      Based on data from industry sources, the Company estimates that the U.S. market for pharmacy services (including consulting services and related supplies) in long-term care and assisted living facilities will approximate $8.0 billion for 2001. The Company believes that the market is growing and will continue to grow well into the 21st century. The number of long-term care facility residents is rising as a result of demographic trends. According to the Administration on Aging, it is estimated that by the year 2030, the number of Americans who will be 85 or older, the segment of the population that comprises the largest percentage of residents at long-term care facilities, will triple. The number of medications taken per day by long-term care facility residents is also increasing due to (i) advances in medical technology which have resulted in the availability of new drug therapy regimens and (ii) the generally higher acuity levels of residents as a result of both payors' efforts to have care delivered in the lowest cost setting and the generally older, and consequently sicker, population of long-term care facility residents.

      Cost containment pressures in the hospital sector are also beginning to create opportunities for institutional pharmaceutical companies among rural hospitals as evidenced by an increasing trend towards outsourcing pharmaceutical services in this market. Based on data from industry sources, the Company estimates that the U.S. institutional pharmaceutical market for rural hospitals will approximate $3.8 billion for 2001.

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

                  Changing Reimbursement Environment. The long-term care market has undergone significant change over the last two years as Medicare's new Prospective Payment System has been implemented. This reimbursement change which was mandated by the Balanced Budget Act of 1997 pays nursing homes a flat rate for all services, a significant departure from the prior cost-based system. In order to assist long-term care customers with this new regulation, institutional pharmacy providers must be able to offer sophisticated PPS contracts that include cost-effective formularies.


BUSINESS STRATEGY

      The Company expects that the evolution of the institutional pharmacy industry will follow the path taken by the retail pharmacy industry. Therefore, it is anticipated that prescription margins will continue to face downward pressure over time. Institutional pharmacies that remain successful will need strong internal revenue growth to leverage increased volume over its existing cost base, a low cost production structure and the ability to leverage size and technology to establish pharmaceutical manufacturers as purchasers of clinical data.

      Over 80% of the skilled nursing home patient population can be accessed through the Company's 70 existing pharmacy sites. These sites currently serve approximately 209,000 patients in 33 states. Accordingly, NCS is positioned to pursue revenue growth opportunities through its existing infrastructure. The Company has developed an efficient operating structure and can significantly benefit by leveraging incremental volume through existing operational sites. And finally, NCS' investment in common information systems has established a platform to diversify its revenue stream by assisting drug manufacturers in better understanding prescribing trends and changes in the competitive landscape across the long-term care and assisted living population.

SERVICES

      The Company primarily provides institutional pharmacy products and services to long-term care facility residents. The Company also provides various ancillary health care services to complement its core pharmacy service, including infusion therapy, nutrition management, software services, and other services. For the year ended June 30, 2001, approximately 88% of the Company's revenues were derived from providing pharmacy and consultant pharmacy services to long-term care facilities. An additional 4% of revenues were derived from providing infusion therapy services and the remaining 8% were primarily derived from providing various other products and services, including nutrition management, hospital pharmacy management, oxygen and Medicare Part B services.

      Pharmacy Services. The Company's core business is providing pharmaceutical dispensing services to residents of long-term care facilities and other institutions. The Company purchases, repackages and dispenses prescription and non-prescription medication in accordance with physician orders and delivers such prescriptions at least daily to long-term care facilities to be administered to residents by the nursing staffs of these facilities. The Company typically serves facilities within a two hour drive time of its distribution facility and provides 24 hour coverage 365 days per year. As of June 30, 2001, the Company provided its services from 70 sites in 33 states.

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

      As of June 30, 2001, 93% of the Company's pharmacy operating facilities were converted to the Concord DX system, the Company's proprietary computer system. The Company utilizes the Concord DX system to control its work flow and improve operating efficiencies. In most cases, the Company uses its bar-coding system where a bar code label is applied to each unit dose package. Through bar coding, information relating to the contents and destination of each unit dose package distributed can be automatically entered into the Concord DX system. This bar code technology enables the Company to monitor pharmaceuticals throughout the production and distribution process, thereby reducing errors, improving pharmacy control and enhancing production efficiency. At the request of the Company, certain manufacturers have begun to provide pharmaceuticals that are pre-packaged and bar coded.

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

      Consultant Pharmacy Services. Federal and state regulations mandate that long-term care facilities improve the quality of patient care by retaining consultant pharmacist services to monitor and report on prescription drug therapy. The OBRA legislation implemented in 1990 seeks to further upgrade and standardize health care by mandating more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy as well as facility-wide drug usage. Noncompliance with these regulations may result in monetary sanctions as well as the potential loss of the facility's ability to participate in Medicare and Medicaid reimbursement programs.

      NCS provides consulting services that help clients comply with federal and state regulations applicable to long-term care facilities. The Company's services include: (i) reviewing each patient's drug regimen to assess the appropriateness and efficacy of drug therapies, including a review of the patient's medical records, monitoring drug interactions with other drugs or food, monitoring lab results and recommending alternate therapies or discontinuing unnecessary drugs; (ii) participating on the Pharmacy and Therapeutics, Quality Assurance and other committees of the Company's clients;
(iii) inspecting medication carts and storage rooms; (iv) monitoring and reporting at least quarterly on facility-wide drug usage and drug administration systems and practices; (v) developing and maintaining the client's pharmaceutical policy and procedure manuals; and (vi) assisting the long-term care facility in complying with state and federal regulations as they pertain to patient care.

      Additionally, NCS offers a specialized line of consulting services which help long-term care facilities enhance care and reduce and contain costs as well as comply with state and federal regulations. Under this service line, the Company provides: (i) data required for OBRA and other regulatory purposes, including reports on psychotropic drug usage (chemical restraints), antibiotic usage (infection control) and other drug usage; (ii) plan of care programs that assess each patient's state of health upon admission and monitor progress and outcomes using data on drug usage as well as dietary, physical therapy and social service inputs; (iii) counseling related to appropriate drug usage and implementation of drug protocols; (iv) on-site continuing education seminars for the long-term care facilities' staff on topics such as drug information relating to clinical indications, adverse drug reactions, drug protocols and special geriatric considerations in drug therapy, information and training on intravenous drug therapy and updates on OBRA and other regulatory compliance issues; (v) mock regulatory reviews for nursing staffs; and (vi) nurse consultant services and consulting for dietary, social services and medical records.

      Infusion Therapy. Infusion therapy is the intravenous delivery of medication. The Company's infusion therapy services include pain management, antibiotic therapy and chemotherapy for long-term care residents and home care patients. NCS prepares the product and delivers it to the long-term care facility to be administered to the patient by the nursing staff. Since the proper administration of infusion therapy requires a highly trained nursing staff, the Company provides education and certification programs to its clients in order to assure proper staff training and compliance with regulatory requirements.

      Nutrition Management. NCS assists long-term care facilities in menu planning, purchasing and managing their dietary operations. Because the food service area is typically one of the principal areas of regulatory violations, this is an area of critical concern to long-term care facility operators. Currently, NCS provides this service to 158 long-term care facility customers.

      Other. The Company provides long-term care facilities with assistance in complying with regulations concerning healthy and sanitary environments. The Company also assists its customers with various regulatory compliance matters and products and services relating to Medicare Part B products, oxygen and other miscellaneous services. Finally, NCS offers specialized educational services that aid facilities in the training of their staff. These services include surveys to prepare facilities for state reviews and training on appropriate nursing techniques in infusion therapy, wound care management and restorative nursing.


FORMULARY MANAGEMENT

      NCS employs formulary management techniques designed to assist physicians in making the best clinical decision on the appropriate drug therapy for patients at the lowest cost. Under the Company's formulary programs, NCS pharmacists assist prescribing physicians in designating the use of particular drugs from among therapeutic alternatives (including generic substitutions) and in the use of more cost-effective delivery systems and dosage forms. The formulary takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the elderly population of long-term care facilities.

      Successful implementation of formulary guidelines is dependent upon close interaction between the pharmacist and the prescribing physician. NCS seeks to attract and retain highly trained clinical pharmacists and encourages their active participation in the caring for residents of long-term care facilities, including consultation with the facilities' medical staff and other prescribing physicians, to increase the likelihood that the most efficacious, safe and cost-effective drug therapy is prescribed. The Company's formulary program is directed by the NCS Pharmacy and Therapeutic Committee, which is comprised of NCS clinical pharmacists, a registered nurse and a physician. The Company believes that adherence to the NCS formulary guidelines provides the most cost effective therapy to the resident and strengthens the Company's purchasing power with pharmaceutical manufacturers.


MANAGEMENT INFORMATION SYSTEMS

         An integral part of NCS' operations is its proprietary management information system called "Concord DX," which has extensive capabilities designed to improve operating efficiencies and controls both internally and at the customer level. In conjunction with the unit dose distribution system and the use of a bar-coding label system on unit dose packages, Concord DX is able to monitor pharmaceuticals within NCS throughout the production and distribution process. At the customer level, Concord DX automatically screens prescription orders received from physicians for patient-specific allergies and potentially adverse reactions given other medications the patient may be receiving. Concord DX is also used to create individual patient medical records and monthly management and quality assurance reports for NCS' customers. To date, Concord DX has been implemented in 93% of our pharmacy operating facilities.

         In 1997, the Company acquired Rescot Systems Group, Inc. ("Rescot"). For the past 13 years, Rescot has developed one of the premier pharmacy systems used for managing patient and pharmacy data. Rescot has been instrumental in the design and implementation of Concord DX.

         In addition to these internal capabilities, in May 2000, the Company introduced its web-based eASTRAL(TM), which is an enhancement to its software offerings and designed to perform the following functions: (1) improve a nursing home's ability to adapt to PPS, (2) enhance the communication between nursing homes and NCS, and (3) improve a nursing home's ability to conform to regulatory requirements. NCS' eASTRAL(TM) modules follow:

         EMEDMANAGER allows on-line pre-fill edit reviews. These reviews provide the nursing home formulary recommendations, alternative medications and information on potential cost savings. With access to this type of critical information they can make more informed clinical and financial decisions.

         PAYOR STATUS REPORTS have become critically important for nursing homes to assist them in controlling their Medicare Part A costs. Through the use of eASTRAL(TM), our customers can make adjustments to patient status through an internet connection.

         ORDER STATUS REPORT provides information on the status of each patient's medication orders, eliminating the need for the nursing staff to contact the pharmacy for this information.

         NDC REPORT is available through the web. This report provides information needed to complete Section U of the MDS for any long-term patient.

         eBILL offers on-line invoice reviews. This is an important feature, especially for regional or national nursing home chains that perform facility to facility cost comparisons.

         DRUG FACT provides detailed information on any medication, including its use, side effects, storage, precautions, interactions and instructions for use.

         REFILL ORDERS allows nursing homes to refill orders on-line.

      Other software applications offered by NCS are:

         NCS ON-LINE is the core product in ASTRAL(TM). It improves profitability by dramatically reducing nursing time associated with ordering medicines and printing pharmacy reports. NCS On-Line provides a real time connection to NCS for ordering, reviewing med sheets and generating reports. Patient care and customer cost control is enhanced by reducing the amount of nursing time associated with clerical functions.

         PROVIEW improves a nursing home's profitability by enhancing the facility's ability to make economic admission decisions. ProView analyzes the costs and revenues associated with a resident prior to admission. In this era of prospective pay, it allows our customers to evaluate all financial aspects related to admitting a resident prior to admission.

         OSCAR is an on-line survey tool, which compares a facility's state surveys over time and across regions. By using OSCAR, a nursing facility can quickly gain perspective as to how they are performing relative to their history and their state, regional or national competitors. NCS updates this quarterly and it has improved our customers' ability to conform to regulations.

         We believe that these capabilities distinguish NCS from others in the institutional pharmacy industry. As nursing homes become more sophisticated, their interest in and need for these capabilities will increase. The Company believes it is uniquely positioned to fulfill those needs.


SALES AND MARKETING

         In marketing to prospective customers, NCS has organized the selling efforts of each formerly independent location into a single sales force consisting of Account Executives, Divisional Sales Managers, National Account Managers and a Chief Development Officer (CDO). The National Account Managers, along with the CDO, are responsible for selling to national chains and other strategically significant accounts. The Account Executives report directly to the Divisional Sales Managers and are trained in each of the Company's products and services. Typically, they sell these services throughout their respective geographic territories most of which consist of approximately 400 long-term care facilities. These individuals are paid base salaries with commissions comprising up to 75% of a successful salesperson's compensation. The Company believes that long-term care facilities change institutional pharmacies fairly infrequently, but when a change is made, it is generally the result of a competitor's ability to offer better service or a broader array of products and services. Additionally, in the PPS environment, price competition is becoming an increasingly significant factor.

      The marketing function also reports to the CDO. This function is responsible for the overall branding of the Company through trade advertising, direct telemarketing, educational seminars, industry press releases, industry trade shows and competitive information.

PURCHASING

      NCS purchases pharmaceuticals primarily through a national wholesale distributor, with whom it has negotiated a prime vendor contract, and directly from certain pharmaceutical manufacturers. The Company also is a member of industry buying groups that contract with manufacturers for volume-based discounted prices which are passed through to the Company by its wholesale distributor. More recently, the Company has formed a group purchasing organization with two other large pharmaceutical buyers in the long-term care and acute care industries. The Company anticipates that it will purchase the majority of its pharmaceuticals through this new organization. The new organization utilizes the same wholesale distributor as the Company. The Company has numerous sources of supply available to it and has not experienced any difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of its business.


CUSTOMERS

      At June 30, 2001, NCS had contracts to provide services to more than 209,000 residents in 33 states. These contracts, as is typical in the industry, are generally for a period of one year but can be terminated by either party for any reason upon thirty days written notice. Over the past few years, NCS has expanded its customer base to also include rural hospitals. As of June 30, 2001, no individual customer or market group represented more than 5% of the total sales of the Company's institutional pharmacy business.


COMPETITION

      Competition among providers of pharmacy services to long-term care facilities is intense. The Company believes that it is one of the top four national independent institutional pharmacies in the Country. Institutional pharmacies compete principally on the basis of quality, cost effectiveness and service level. In the geographic areas it serves, the Company competes with local retail pharmacies, captive pharmacies and local, regional and national institutional pharmacies. The Company competes with several other companies with similar marketing strategies, some of which have greater resources than the Company.


REIMBURSEMENT AND BILLING

      As is generally the case for long-term care facility services, NCS receives payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), private third-party insurers and long-term care facilities. For the fiscal year ended June 30, 2001, the Company's payor mix was approximately 48% Medicaid, 1% Medicare, 16% private pay, 16% third-party insurance and other and 19% long-term care facilities, including amounts for which the long-term care facility receives reimbursement under Medicare Part A. Medicare and Medicaid are highly regulated. The failure of NCS and/or its client institutions to comply with applicable reimbursement regulations could adversely affect the Company's business.

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

      Medicaid. The Medicaid program is a federal-state cooperative program designed to enable states to provide medical assistance to aged, blind or disabled individuals, or to members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services. State participation in the Medicaid program is voluntary. To become eligible to receive federal funds, a state must submit a Medicaid "state plan" to the Secretary of Health and Human Services (HHS) for approval. The federal Medicaid statute specifies a variety of requirements that the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration. For residents eligible for Medicaid, the Company bills the individual state Medicaid program or, in certain circumstances state designated managed care or other similar organizations. Medicaid programs are funded jointly by the federal government and individual states and are administered by the states. The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by the Health Care Financing Administration and applicable federal law. Federal regulations and the regulations of certain states establish "upper limits" for reimbursement for certain prescription drugs under Medicaid. In most states pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Most states establish a fixed dispensing fee that is adjusted to reflect associated costs on an annual or less frequent basis.

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

      The Medicare program establishes certain requirements for participation of providers and suppliers in the Medicare program. Pharmacies are not subject to such certification requirements. Skilled long-term care facilities and suppliers of DMEPOS, however, are subject to specified standards. Failure to comply with these requirements and standards may adversely affect an entity's ability to participate in the Medicare program and receive reimbursement for services provided to Medicare beneficiaries. See "Reimbursement and Billing."

      Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given broad authority, subject to certain standards, to limit or to specify conditions as to the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice. These standards include general requirements relating to patient counseling and drug utilization review and more specific requirements for long-term care facilities relating to drug regimen reviews for Medicaid patients in such facilities. Recent regulations clarify that, under federal law, a pharmacy is not required to meet the general standards for drugs dispensed to long-term care facility residents if the long-term care facility complies with the drug regimen review requirements. However, the regulations indicate that states may nevertheless require pharmacies to comply with the general standards, regardless of whether the long-term care facility satisfies the drug regimen review requirement, and the states in which the Company operates currently require its pharmacies to comply therewith. Third, federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid residents. See "Reimbursement and Billing - Medicaid."

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

         Under the new PPS, SNFs receive a single per diem payment for all Medicare Part A covered SNF services. The new single, per diem federal rate was phased in over a three-year period that began on July 1, 1998. Each Medicare Part A covered patient is designated into one of 44 resource utilization group
(RUG), or case-mix categories, as defined by the Health Care Financing Administration (HCFA). The per diem payment associated with each RUG category encompasses all costs of furnishing covered skilled nursing services including routine, ancillary and capital-related costs. PPS incorporates payment for pharmacy within the nursing component (as a non-therapy ancillary) of the federal per diem and adjusts costs by the nursing index.

         On November 29, 1999, Congress enacted the Balanced Budget Reconciliation Act of 1999 (BBRA) in response to concerns that the PPS rates did not adequately reflect the high medication costs of high acuity patients. The BBRA increases the federal per diem rates by 20% for 15 high acuity categories (RUGs) under Extensive Services, Special Care, Clinically Complex and High and Medium Rehab (effective October 1, 2000). In addition, it increases the per diem payment by four percent for all acuity categories (calculated exclusive of the 20% RUG increase) for the years commencing October 1, 2000 and 2001. BBRA also allows SNFs to elect transition to full federal PPS rates on or after December 15, 1999 instead of participating in the three-year transition period.

         On December 15, 2000, Congress enacted the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA). BIPA, effective April 2001, will further increase reimbursement by means of a 6.7% rate increase for certain high-acuity rehabilitation patients, a 16.66% across the board increase in the nursing component of the federal rate for all patients, and for fiscal year 2001, a 3.16% rate increase for all patients.

      Referral Restrictions. The Company is subject to federal and state laws that govern financial and other arrangements between health care providers. These laws include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Many states have enacted similar statutes that are not necessarily limited to items and services for which payment is made by Medicare or Medicaid. Violations of these laws may result in fines, imprisonment and exclusion from the Medicare and Medicaid programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes broadly. Recent Federal legislation has increased the enforcement and penalties for violation of these statutes.

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

      The OIG has issued "Fraud Alerts" identifying certain questionable arrangements and practices, which it believes, may implicate the federal anti-kickback statute. The OIG has issued a Fraud Alert providing its views on certain joint venture and contractual arrangements between health care providers. The OIG has recently issued a Fraud Alert concerning prescription drug marketing practices that could potentially violate the federal anti-kickback statute. Pharmaceutical marketing activities may implicate the federal anti-kickback statute because drugs are often reimbursed under the Medicaid program. According to the Fraud Alert, examples of practices that may implicate the statute include certain arrangements under which remuneration is made to pharmacists to recommend the use of a particular pharmaceutical product. In addition, a number of states have recently undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arise under state consumer protection laws that generally prohibit false advertising, deceptive trade practices and the like. Further, a number of the states involved in these enforcement actions have requested that the FDA exercise greater regulatory oversight in the area of pharmaceutical promotional activities by pharmacists. It is not possible to determine whether the FDA will act in this regard or what effect, if any, FDA involvement would have on the Company's operations.

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


EMPLOYEES

      As of June 30, 2001, the Company had approximately 2,640 full-time employees. None of its employees are represented by a union. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES

      The Company presently maintains its executive offices in approximately 27,500 square feet of space in Beachwood, Ohio pursuant to a lease expiring in 2005 with an unaffiliated third party. NCS currently considers this space to be sufficient for its corporate headquarters operations.

      As of June 30, 2001, the Company leased or owned 81 properties in 33 states with a total square footage of 758,000 square feet ranging in size from approximately 500 square feet to approximately 38,000 square feet. The terms of the leases relating to these properties vary in length remaining, from one month to fourteen years and, in some cases, include options to extend. For information concerning the Company's rental obligations, see Note 5 (Operating Leases) of the Notes to Consolidated Financial Statements, which is set forth at Item 8 of this Annual Report on Form 10-K.


ITEM 3. LEGAL PROCEEDINGS

      In the ordinary course of its business, the Company is subject to inspections, audits, inquiries and similar actions by governmental authorities responsible for enforcing the laws and regulations to which the Company is subject.

      In January 1998, federal and state government authorities sought and obtained various documents and records from a Herrin, Illinois pharmacy operated by a wholly-owned subsidiary of the Company. The Company has cooperated fully and continues to cooperate fully with the government's inquiry. In June 1999, representatives of the Company met with attorneys with the Civil and Criminal Divisions of the Office of the United States Department of Justice, United States Attorney for the Southern District of Illinois ("USA-Illinois") regarding the government's investigation. The USA-Illinois informed the Company that it had information that allegedly substantiated numerous violations of federal law at that facility. The Company has reached a tentative settlement with the USA-Illinois regarding this investigation and the details are currently being finalized. Accordingly, the Company has recorded the tentative settlement amount in the fiscal 2001 consolidated financial statements.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY*

      The name, age and positions of each of the Company's executive officers are as follows:

NAME                                AGE        POSITION

Jon H. Outcalt                      65         Chairman of the Board of Directors
Kevin B. Shaw                       44         President, Chief Executive Officer, Secretary and Director
William B. Byrum                    57         Executive Vice President and Chief Operating Officer
Gerald D. Stethem                   37         Senior Vice President and Chief Financial Officer
Mary Beth Levine                    41         Senior Vice President and General Counsel
John P. DiMaggio                    38         Senior Vice President
Michael J. Mascali                  41         Senior Vice President
Thomas Bryant Mangum                50         Senior Vice President
Richard L. Osborne                  63         Director
Boake A. Sells                      64         Director

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

         Gerald D. Stethem, Senior Vice President and Chief Financial Officer, joined NCS in November 1994 and served as Controller until February 1998, at which time he was named Chief Financial Officer. He was previously with Ernst & Young LLP, an auditing and accounting firm, where he served as a Manager in the firm's Entrepreneurial Services Group. He is a graduate of Ohio State University with a B.A. in Accounting.

         Mary Beth Levine, Senior Vice President and General Counsel, joined NCS in July 1999 as Legal Counsel and served in that capacity until June 2000, at which time she was named General Counsel. She was previously an associate with the Cleveland, Ohio law firm of Benesch, Friedlander, Coplan & Aronoff, joining that firm in 1987. She is a graduate of Northwestern University (B.A, M.A) and Case Western University School of Law (J.D).

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

         Richard L. Osborne, a Director of the Company since 1986, is currently serving as the Professor for the Practice of Management at the Weatherhead School of Management, Case Western Reserve University, Cleveland, Ohio. Mr. Osborne serves on the Board of Directors of Myers Industries, Inc., a manufacturer of plastic and rubber parts for the automotive and other industries, New Horizons Worldwide, Inc., a provider of computer training services, and Ohio Savings Financial Corporation, a savings and loan holding company. He is a graduate of Bowling Green State University (B.S.) and Case Western Reserve University (M.S.).

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


PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Class A Common Stock is traded on the Pink Sheets Electronic Quotation Service under the symbol NCSS. Between December 8, 1999 and October 9, 2000, the Company's Class A Common Stock was traded on the Nasdaq SmallCap Market. Prior to December 8, 1999, the Company's Class A Common Stock was traded on the Nasdaq National Market. The following table sets forth, for the two fiscal years ended June 30, 2001, the high and low sale prices per share for the Class A Common Stock, as reported on the Pink Sheets Electronic Quotation Service, the Nasdaq SmallCap Market and the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

                                                     HIGH              LOW
                                                     ----              ---

2000
First Quarter                                      $  5.63          $  1.78
Second Quarter                                        3.84             1.53
Third Quarter                                         3.19             1.47
Fourth Quarter                                        1.81             0.56

2001
First Quarter                                      $  0.69          $  0.25
Second Quarter                                        0.47             0.09
Third Quarter                                         0.50             0.16
Fourth Quarter                                        0.35             0.17

         On September 20, 2001, the last sale prices of the Class A Common Stock as reported by the Pink Sheets Electronic Quotation Service was $0.17 per share. As of September 20, 2001, there were approximately 228 holders of record of the Class A Common Stock, and approximately 21 holders of record of Class B Common Stock. This figure does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                      YEAR ENDED JUNE 30,
                                                                      -------------------
                                                 2001          2000          1999          1998          1997
                                              ---------     ---------     ---------     ---------     ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues                                      $ 626,328     $ 694,530     $ 717,825     $ 509,064     $ 275,040
Cost of revenues                                514,483       556,757       540,547       380,217       205,536
                                              ---------     ---------     ---------     ---------     ---------
Gross profit                                    111,845       137,773       177,278       128,847        69,504
Selling, general and
   administrative expenses (1), (3)             123,271       126,969       139,522        93,895        51,153
Special charge to increase allowance
     for doubtful accounts (2)                        -        44,623        32,384             -             -
Nonrecurring charges (2)                              -        51,136         8,115         8,862             -
                                              ---------     ---------     ---------     ---------     ---------
Operating income (loss)                         (11,426)      (84,955)       (2,743)       26,090        18,351
Interest (expense) income, net                  (31,714)      (26,243)      (18,301)       (5,745)        1,576
                                              ---------     ---------     ---------     ---------     ---------
Income (loss) before income taxes               (43,140)     (111,198)      (21,044)       20,345        19,927
Income tax (expense) benefit                       (370)       (3,326)        7,640        (9,014)       (8,655)
                                              ---------     ---------     ---------     ---------     ---------
Income (loss) before accounting change          (43,510)     (114,524)      (13,404)       11,331        11,272
Cumulative effect of accounting change (1)            -             -        (2,921)            -             -
                                              ---------     ---------     ---------     ---------     ---------
Net income (loss)                             $ (43,510)    $(114,524)    $ (16,325)    $  11,331     $  11,272
                                              =========     =========     =========     =========     =========
Net income (loss) per share - basic           $   (1.85)    $   (5.31)    $   (0.81)    $    0.59     $    0.70
                                              =========     =========     =========     =========     =========

Net income (loss) per share - diluted         $   (1.85)    $   (5.31)    $   (0.81)    $    0.58     $    0.69
                                              =========     =========     =========     =========     =========
Income (loss) before accounting
   change - basic                             $   (1.85)    $   (5.31)    $   (0.66)    $    0.59     $    0.70
                                              =========     =========     =========     =========     =========
Income (loss) before accounting
   change - diluted                           $   (1.85)    $   (5.31)    $   (0.66)    $    0.58     $    0.69
                                              =========     =========     =========     =========     =========

Weighted average common
   shares outstanding - basic                    23,535        21,551        20,200        19,100        15,991
                                              =========     =========     =========     =========     =========
Weighted average common
   shares outstanding - diluted                  23,535        21,551        20,200        19,372        16,843
                                              =========     =========     =========     =========     =========


                                                                     YEAR ENDED JUNE 30,
                                                 2001          2000          1999         1998           1997
                                              ---------     ---------     ---------     ---------     ---------
                                                                       (IN THOUSANDS)


BALANCE SHEET DATA:
Cash and cash equivalents                     $  39,464     $  16,387     $  29,424     $  21,186     $   8,160
Working capital                                (216,529)      (93,865)      197,395       149,362        53,164
Total assets                                    513,971       546,663       699,499       623,790       321,030
Line of credit                                  206,130       206,130       214,700       147,800        10,285
Long-term debt, excluding current portion           825         1,291         1,936         3,879         8,043
Convertible subordinated debentures             102,107       102,000       100,000       102,753         4,813
Stockholders' equity                          $ 126,495     $ 169,705     $ 276,434     $ 287,334     $ 253,226

(1) Selling, general and administrative expenses for 1999 include $11,503 of pre-tax costs that would have been capitalized prior to the adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities." The cumulative effect of accounting change represents start-up costs, net of tax, that were previously capitalized as of June 30, 1998.

(2) For 1998, represents a nonrecurring charge related to restructuring and other nonrecurring expenses in connection with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items. For 1999, represents a special charge to increase the allowance for doubtful accounts and other nonrecurring charges in association with the implementation and execution of strategic restructuring and consolidation initiatives of certain operations and other nonrecurring items. For 2000, represents a special charge to increase the allowance for doubtful accounts and nonrecurring, restructuring and other special charges associated with the continuing implementation and execution of strategic restructuring and consolidation activities, the planned disposition of certain non-core and/or non-strategic assets, impairment of certain assets and other nonrecurring items. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Selling, general and administrative expenses for the year ended June 30, 2001 includes the following: 1) $10,043 of additional bad debt expense to fully reserve for remaining accounts receivable of non-core and non-strategic businesses exited by the Company, 2) $1,034 of restructuring and other related charges associated with the continuing implementation and execution of strategic restructuring and consolidation activities and 3) $2,106 in fixed asset impairment charges recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," relating primarily to changes in asset values resulting from the impact of restructuring activities and changes in operational processes under restructured operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations, expressed as a percentage of total revenues.

                                                                        YEAR ENDED JUNE 30,
                                                                        -------------------
                                                                  2001         2000         1999
                                                                  ----         ----         ----

Revenues                                                          100.0%       100.0%       100.0%
Cost of revenues                                                   82.1         80.2         75.3
                                                                  -----        -----        -----
Gross margin                                                       17.9         19.8         24.7
Selling, general and administrative expenses                       19.7         18.3         19.4
Special charge to increase allowance for doubtful accounts          -            6.4          4.5
Nonrecurring charges                                                -            7.3          1.2
                                                                  -----        -----        -----
Operating loss                                                     (1.8)       (12.2)        (0.4)
Interest expense, net                                              (5.1)        (3.8)        (2.6)
                                                                  -----        -----        -----
Loss before income taxes                                           (6.9)       (16.0)        (3.0)
Cumulative effect of accounting change                              -            -           (0.4)
Income tax (expense) benefit                                        -           (0.5)         1.1
                                                                  -----        -----        -----
Net loss                                                           (6.9)%      (16.5)%       (2.3)%
                                                                  =====        =====        =====

YEARS ENDED JUNE 30, 2001 AND 2000

      Net loss for the year ended June 30, 2001 was $43.5 million or $1.85 per share compared to a net loss of $114.5 million or $5.31 per share for the year ended June 30, 2000.

      Net loss for the year ended June 30, 2001, excluding bad debt expense for non-core businesses which had been either sold or shut down (exited businesses), fixed asset impairment charges and additional expenses related to restructuring activities, was $30.3 million or $1.29 per share compared to net loss, excluding nonrecurring, restructuring, other special charges and a non-cash charge related to a valuation allowance recorded against the Company's net deferred tax assets, of $9.5 million or $0.44 per share for the year ended June 30, 2000.

      Operating results of the Company have been negatively affected by the ongoing difficulty of the operating environment in the long-term care industry. In particular, the long-term care industry has been adversely effected by the continued impact of the implementation of Medicare's Prospective Payment System
(PPS). The adverse impact of the implementation of PPS under the Balanced Budget Act of 1997 for Medicare residents of skilled nursing facilities has been significantly greater than anticipated resulting in a difficult operating environment in the long-term care industry. PPS created numerous changes to reimbursement policies applicable to skilled nursing facilities under Medicare Part A. Prior to the implementation of PPS, Medicare reimbursed each skilled nursing facility based on that facility's actual Medicare Part A costs plus a premium. Under PPS, Medicare pays skilled nursing facilities a fixed fee per Medicare Part A patient day based on the acuity level of the patient. The per diem rate covers all items and services furnished during a covered stay for which reimbursement was formerly made separately on a cost plus basis.

      This change in reimbursement policies has resulted in a substantial reduction in reimbursement for skilled nursing facilities. Consequently, the Company has experienced revenue and margin pressure as a result of these reimbursement changes. Resident acuity level has also decreased as these facilities have attempted to avoid high acuity patients, negatively impacting the overall utilization of drugs, particularly those with higher costs such as infusion therapy.

      These outcomes have negatively impacted nursing facilities and the institutional pharmacy services industry as a whole. For Medicare certified skilled nursing facilities, PPS has caused significant earnings and cash flow pressure. Some facilities have sought bankruptcy protection or consolidation as a method of reducing costs and increasing operating efficiencies causing the Company to experience bed loss as a result. For the Company, operating processes for administering and executing PPS related activities were significantly different than operating processes prior to the implementation of PPS. Contracting processes, data gathering, and operational dispensing processes for Medicare A residents all underwent significant change resulting in higher costs and lower margins for the Company. These costs were in addition to the impact of costs associated with customer bankruptcies and their deteriorating financial condition. Through the enactment of the Balanced Budget Refinement Act of 1999 on November 29, 1999 and the Benefits Improvement and Protection Act of 2000 on December 15, 2000, Congress has provided some relief to skilled nursing facilities. Both of these actions restore a portion of the Medicare reimbursement for skilled nursing facilities that had been unintentionally taken away with the passage of the Balanced Budget Act of 1997. These legislative changes were intended to improve the financial condition of skilled nursing facilities; however, institutional pharmacies are not a direct beneficiary of such reimbursement changes. Accordingly, a difficult operating environment remains and management continues to react to pressures in the current environment. Over the past twenty-four months, the Company has made considerable efforts in reducing overhead and operating costs by accelerating efforts to consolidate and /or close pharmacy and ancillary service locations, the shutdown or sale of certain non-strategic and/or unprofitable operations, and continuing its employee reduction plan. In addition, the Company continues to review the profitability of its customer base and has terminated uneconomic accounts and began applying stricter standards in accepting new business.

         Revenues for the year ended June 30, 2001 decreased $68.2 million or 9.8% to $626.3 million from $694.5 million for the year ended June 30, 2000. Approximately $46.9 million of the decrease in revenue from the prior fiscal year is attributable to a decrease in revenue from the Company's allied and ancillary services. This decrease is due to decisions by management to terminate uneconomic accounts and the shutdown or sale of certain non-strategic or unprofitable operations. Through June 30, 2001, the Company has disposed of three ancillary operations that were not contributing to the overall financial performance of the Company. The remaining $21.3 million of the decrease in revenue is attributable to the Company's pharmacy operations and is related to net bed loss during the year and revenue pressure associated with the continued implementation of the PPS. Although the Company added new customers during the past year through its sales and marketing efforts, the number of beds served by the Company declined due to competitive conditions and decisions by management to terminate uneconomic accounts and accounts with unacceptable credit risk.

      Cost of revenues for the year ended June 30, 2001 decreased $42.3 million or 7.6% to $514.5 million from $556.8 million for the year ended June 30, 2000. Cost of revenues as a percentage of revenues increased to 82.1% for the year ended June 30, 2001 from 80.2% for the year ended June 30, 2000. Gross margins for the year ended June 30, 2001 continued to be effected by the impact of the PPS reimbursement system. Margin pressure resulted from continued Medicare Part A pricing pressure, lower than anticipated gross margins on PPS related contracts, reduced acuity levels and census at customer facilities, a continued shift toward lower margin payer sources including Medicaid and insurance and lower Medicaid and insurance reimbursement. This includes the impact of the implementation of the Health Care Financing Administration Federal Upper Limits (FUL's) which were implemented in December 2000 and reflected lower reimbursement from State Medicaid programs.

      Selling, general and administrative expenses for the year ended June 30, 2001 decreased $3.7 million or 2.9% to $123.3 million from $127.0 million for the year ended June 30, 2000. Selling, general and administrative expenses as a percentage of revenues increased from 18.3% for the year ended June 30, 2000 to 19.7% for the year ended June 30, 2001. Excluding bad debt expense for exited businesses, fixed asset impairment charges and additional expenses related to restructuring activities, selling, general and administrative expenses for the year ended June 30, 2001 decreased $16.9 million or 13.3% to $110.1 million from $127.0 million for the year ended June 30, 2000. Excluding bad debt expense for exited businesses, fixed asset impairment charges and additional expenses related to restructuring activities, selling, general and administrative expenses as a percentage of revenues decreased from 18.3% for the year ended June 30, 2000 to 17.6% for the year ended June 30, 2001. The decrease in expenses from the prior fiscal year is a result of efforts by the Company to reduce operating and overhead costs, including continuing the consolidation and/or closing of pharmacy locations, the restructuring or sale of certain non-core ancillary lines of business and continuing its employee reduction plan. These decreases were partially offset by increases in bad debt expense for continuing businesses and professional fees related to restructuring activities.

      Selling, general and administrative expenses for the year ended June 30, 2001 included $13.2 million for bad debt expense for exited businesses, fixed asset impairment charges and additional expenses related to restructuring activities. The Company recorded $10.0 million of additional bad debt expense to fully reserve for remaining accounts receivable of non-core and non-strategic businesses exited during the past eighteen months. These businesses were ancillary to the core pharmacy operations and as part of the restructuring activities were either sold, if there was an available buyer, or shut down. While the Company has continued collection efforts on these receivables, collection has been much more difficult than anticipated. The Company recorded additional expenses related to restructuring activities of approximately $1.1 million, primarily for lease terminations associated with the continuing implementation and execution of strategic restructuring and consolidation activities. At June 30, 2001, approximately $0.8 million is included in accrued expenses related to these expenses. For the year ended June 30, 2001, the Company recorded a fixed asset impairment charge of $2.1 million in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" (SFAS No. 121). This charge relates primarily to changes in asset values resulting from the impact of restructuring activities and changes in operational processes under restructured operations.

      Operating income for the year ended June 30, 2001, excluding bad debt expense for exited businesses, fixed asset impairment charges and additional expenses related to restructuring activities, was $1.8 million or 0.3% of revenues compared to operating income, excluding nonrecurring, restructuring and special charges described below of $10.8 million or 1.6% of revenues for the year ended June 30, 2000. The decrease is primarily a result of a decrease in gross margins as described above and increases in bad debt expense for continuing businesses and professional fees related to restructuring activities, partially offset by a decrease in operating expenses as a result of efforts by the Company to reduce operating and overhead costs, including continuing the consolidation and/or closing of pharmacy locations, the restructuring or sale of certain non-core ancillary lines of business and continuing its employee reduction plan.

      The Company had net interest expense of $31.7 million for the year ended June 30, 2001, compared to net interest expense of $26.2 million for the year ended June 30, 2000. The increase is primarily attributable to an increase in interest rates and other finance related charges during fiscal year 2001. As discussed below, the Company is in default of its line of credit agreement and is currently being charged a default interest rate. The Company will continue to pay the default interest rate as long as it is in default of its line of credit agreement.

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

      As discussed above, operating results for the year ended June 30, 2000 were negatively impacted by the implementation of Medicare's Prospective Payment System.

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

     The Company continued its plan of restructuring to consolidate certain pharmacy sites in order to improve operating efficiencies. As a result, the Company consolidated thirteen additional pharmacy sites into either a new or existing location. The Company also shutdown six locations associated with certain ancillary services. During the year ended June 30, 2000, the Company recorded nonrecurring charges of $9.7 million related to these site consolidations and location shutdowns, inclusive of $1.1 million of additional costs incurred on site consolidations previously announced.

      During the year ended June 30, 2000, the Company adopted a formal exit plan to dispose of certain non-core and/or non-strategic assets. The Company recorded nonrecurring charges of $30.7 million related to the planned disposition of assets primarily consisting of impairment to goodwill and property and equipment. Through June 30, 2001, the Company has disposed of three ancillary service operations that were not contributing to the overall financial performance of the Company. Total revenue and operating income of the related business units was $59.3 million and $1.5 million, respectively, for the year ended June 30, 2000. The carrying amount of assets held for sale at June 30, 2000 was $7.6 million. At June 30, 2001, the Company no longer has any assets held for sale.

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


      Employee severance costs included in the nonrecurring charges relate to the termination of 472 employees. As of June 30, 2001, all terminations associated with these restructuring activities have been completed.

      Details of the fiscal 2000 nonrecurring, restructuring and special charges and related activity are as follows:

                                                            Nonrecurring              Reserve                Reserve
           Description                Cash/Non-cash            Charge     Activity   At 6/30/00  Activity   At 6/30/01
           -----------                -------------            ------     --------   ----------  --------   ----------
                                                        (In millions)
Site Consolidations
     Severance/compensation related      Cash                   $ 1.3       $(1.0)     $   .3     $ (.3)      $  --
     Lease terminations                  Cash                     2.8         (.4)        2.4      (1.7)         .7
     Asset impairments                   Non-cash                 4.4        (4.4)         --         --         --
     Other                               Cash                     1.2         (.6)         .6       (.4)         .2

Special increase to allowance
     for doubtful accounts               Non-cash                44.6       (44.6)         --         --         --

Disposition of Assets
     Asset impairment                    Non-cash                30.2       (30.2)         --         --         --
     Other                               Cash                      .5         (.2)         .3       (.3)         --

Other
     Cash                                                         6.6        (6.2)         .4       (.3)         .1
     Non-cash                                                     4.2        (4.2)         --        --          --
                                                                -----      ------      ------    ------        ----

Total                                                           $95.8      $(91.8)     $  4.0    $ (3.0)       $1.0
                                                                =====      ======      ======    ======        ====



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

      The special charge to increase the allowance for doubtful accounts resulted from significant changes observed in industry and customer trends during the last three months of the fiscal year ended June 30, 1999, and items encountered from recent acquisitions. The circumstances of the customer and industry trends primarily relate to increased bankruptcies and significant financial difficulties recently experienced by the Company's customers primarily as a result of the implementation of the Medicare Prospective Payment System. The acquisition related items primarily pertain to specific receivable collectibility issues relating to previous utilization of "legacy" systems, and other nonrecurring issues that have resulted in potentially uncollectible accounts receivable.

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

      Employee severance costs included in the nonrecurring charge relate to the termination of 120 employees. As of June 30, 2001, all terminations associated with these restructuring activities have been completed.

      Details of the fourth quarter fiscal 1999 special and nonrecurring charge and related activity are as follows:

                                                              Nonrecurring              Reserve                  Reserve
     Description                      Cash/Non-cash              Charge     Activity   At 6/30/00   Activity    At 6/30/01
     -----------                      -------------              ------     --------   ----------   --------    ----------

                                                         (In millions)
Site Consolidations
     Severance/compensation related    Cash                        $ 2.1      $(2.1)      $  --      $   --       $  --
     Lease terminations                Cash                           .6        (.5)         .1         (.1)          --
     Asset impairments                 Non-cash                      1.5       (1.5)         --          --           --
     Other                             Cash                           .5        (.5)         --          --           --

Special increase to allowance
     For doubtful accounts             Non-cash                     32.4      (32.4)         --          --           --
Other                                  Cash                          3.4       (3.2)         .2         (.2)          --
                                                                   -----     ------       -----      ------       ------

Total                                                              $40.5     $(40.2)      $  .3      $  (.3)      $   --
                                                                   =====     ======       =====      ======       ======


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

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by (used in) operating activities was $(24.0) million, $10.8 million and $27.8 million in fiscal 1999, 2000 and 2001, respectively. The increase in net cash provided by operating activities during fiscal 2001 primarily resulted from a decrease in inventory as a result of the Company's inventory reduction efforts, a slower growth rate in accounts receivable and an increase in accounts payable due to an interim modification of payment terms negotiated with a major Company supplier. The Company is continuing its negotiations with this supplier to achieve a permanent modification in payment terms. The timing and the ultimate outcome of these negotiations are uncertain and could have a negative impact on the Company's liquidity. The increase in net cash provided by operating activities during fiscal 2000 was primarily due to a slower growth rate in accounts receivable, a decrease in inventory as a result of the Company's inventory reduction efforts and refunds received from federal and state income tax authorities offset by a decrease in accounts payable and accrued expenses. The slower growth rate in accounts receivable during fiscal 2000 and 2001 is mainly attributable to slower internal sales growth and increased collection efforts by the Company. However, the Company continues to experience slower payment trends by certain customers as a result of the implementation of PPS.

      Net cash used in investing activities was $35.0 million, $11.8 million and $4.1 million in fiscal 1999, 2000 and 2001, respectfully. The decrease in fiscal 2000 and 2001 is primarily a result of a decrease in capital expenditures.

      The Company made capital expenditures of $29.4 million, $6.6 million and $3.4 million in fiscal 1999, 2000 and 2001, respectfully. Significant capital expenditures made during the years ended June 30, 2001 and 2000 include capitalized software costs associated with the Concord DX operating system, computer equipment, leasehold improvements and medication carts. Significant capital expenditures during the year ended June 30, 1999 included computer and information systems equipment and computer software as the Company continued to invest in converting all pharmacy sites to the Concord DX system. Additionally, other capital expenditures during 1999 were made for furniture and fixtures, leasehold improvements, medication carts and delivery vehicles.

      Net cash provided by (used in) financing activities was $67.2 million, $(12.0) million, and $(0.7) million in fiscal 1999, 2000 and 2001, respectfully. The decrease in fiscal 2001 is primarily attributable to the Company making net payments of $8.6 million on its line of credit in fiscal 2000 with no similar payments this year. The net proceeds during 1999 were primarily obtained from the revolving credit agreement to fund working capital needs resulting from internal growth and infrastructure investments in a common operating system.

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

      The Company elected to not make the semi-annual $2.875 million interest payments due February 15, 2001 and August 15, 2001 on the Company's 5 3/4% Convertible Subordinated Debentures due 2004 (debentures). On April 6, 2001, the Company received a formal Notice of Default and Acceleration and Demand for Payment from the Indenture Trustee. The Indenture Trustee declared the entire principal and any accrued interest thereon to be immediately due and payable and demanded immediate payment of such amounts. If such payments are not made, the Indenture Trustee reserves the right to pursue remedial measures in accordance with the Indenture, including, without limitation, collection activities. As of June 30, 2001, the amount of principal and accrued interest is $105.0 million. The Company is currently in discussions with an ad hoc committee of debenture holders regarding a possible restructuring of this indebtedness. The timing and ultimate outcome of these negotiations is uncertain and could have a material adverse effect on the Company. As a result of the above noted debentures being in default, an additional $2.1 million of the Company's 5 3/4% Convertible Subordinated Debentures due 2004 are also in default. Until the defaults are resolved, convertible subordinated debentures of $102.1 million and the related accrued interest will be classified as a current liability.

      In June 1998, the Company entered into a four-year revolving credit agreement (Credit Facility). The Credit Facility, as amended, has an available commitment of $207 million, provides all Company assets as security, limits the availability of the facility to use for working capital only, requires Lender approval on future acquisitions, bears interest at a variable rate and contains certain debt covenants including an Interest Coverage Ratio and minimum consolidated net worth requirements.

      At June 30, 2001 the Company is in violation of certain financial covenants of the Credit Facility. On April 21, 2000, the Company received a formal notice of default from the bank group. As a result of the notice of default, the interest rate on the Credit Facility (excluding facility fee) increased to the Prime Rate plus 2.25% (9.0% at June 30, 2001). In addition, the Company will not be permitted to obtain any further funds under the Credit Facility until the defaults have been waived by the bank group. The Company is currently in discussions to obtain waivers of the covenant violations and to amend the credit agreement. Until the amendment to the credit agreement is obtained, the borrowings of $206.1 million under the Credit Facility at June 30, 2001 will be classified as a current liability. Failure to obtain the waiver and amendment could have a material adverse effect on the Company. If the waiver and amendment are not obtained, the Company's lenders may accelerate the maturity of the Company's obligations and/or exercise other remedies under the credit agreement including exercising their rights with respect to the pledged collateral. Subject to obtaining the necessary waivers and amendments, the Company expects to meet future financing needs principally through the use of the Credit Facility and cash generated from operations.

      During the past twenty-four months the Company has implemented measures to improve cash flows generated from operating activities, including reductions in operating and overhead costs by continuing the consolidation and/or closing of pharmacy locations, continuing its employee reduction plan, more aggressive collection activity and inventory reduction efforts, and an interim modification of payment terms negotiated with a major Company supplier. However, the Company may require additional capital resources for internal working capital needs and may need to incur additional indebtedness to meet these requirements. Additional funds are currently not available under the Credit Facility as described above and there can be no assurances that additional funds will be available.

      Brown, Gibbons, Lang & Company L.P. (BGL&Co.) is acting as the Company's financial advisor in its continuing discussions with the Company's senior lenders and with an ad hoc committee of holders of the 5 3/4% Convertible Subordinated Debentures due 2004, with respect to the defaults and to restructuring options. BGL&Co. is also discussing various strategic alternatives with third parties. No decision has been made to enter into any transaction or as to what form any transaction might take. NCS can give no assurance with respect to the outcome of these discussions or negotiations.

      The Company's effective income tax expense (benefit) rates were (36.3)%, 3.0% and 0.9% for the years ended June 30, 1999, 2000 and 2001, respectively. During fiscal 1999, the tax rate differs from the federal statutory rate primarily as a result of state and local income taxes and the non-deductibility of certain acquisition costs. During fiscal 2000 and 2001, the tax rate differs from the federal statutory rate primarily as a result of the recording of a full valuation allowance against the Company's net deferred tax assets consisting primarily of net operating loss carryforwards.


      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

      SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

      Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized. Under this non-amortization approach, goodwill and indefinite lived intangible assets will be reviewed for impairment using a fair value based approach upon the initial adoption of the Statement. Going forward, these assets will be tested for impairment on an annual basis or upon the occurrence of certain triggering events as defined by the Statement. The Company is required to adopt SFAS No. 142 effective July 1, 2002. The Company is currently evaluating all intangible assets in relation to the provisions of SFAS No. 142 to determine the impact the adoption of SFAS No. 142 will have on the Company's results of operations and financial position. At this time, the impact of the adoption of SFAS No. 142 is not known; however, the Company does expect that it will be required to recognize an impairment loss upon the adoption of SFAS No. 142. Any impairment loss recorded as a result of the adoption of SFAS No. 142 would be recognized as a cumulative effect of a change in accounting principle. Application of the non-amortization provisions of the Statement is expected to significantly increase net income of the Company. The Company is currently evaluating the possibility of early adopting SFAS No. 142 effective July 1, 2001. If the Company does early adopt the provisions of SFAS No. 142, any impairment charge required from the adoption would be recorded in the fiscal 2002 first quarter financial statements of the Company and the non-amortization provisions of the Statement would be effective July 1, 2001.


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

      In January 1998, federal and state government authorities sought and obtained various documents and records from a Herrin, Illinois pharmacy operated by a wholly-owned subsidiary of the Company. The Company has cooperated fully and continues to cooperate fully with the government's inquiry. In June 1999, representatives of the Company met with attorneys with the Civil and Criminal Divisions of the Office of the United States Department of Justice, United States Attorney for the Southern District of Illinois ("USA-Illinois") regarding the government's investigation. The USA-Illinois informed the Company that it had information that allegedly substantiated numerous violations of federal law at that facility. The Company has reached a tentative settlement with the USA-Illinois regarding this investigation and the details are currently being finalized. Accordingly, the Company has recorded the tentative settlement amount in the fiscal 2001 consolidated financial statements.

      On June 7, 1999, a lawsuit was filed against the Company in the Superior Court of Norfolk County, Massachusetts. Plaintiffs were certain selling stockholders of the PharmaSource Group, Inc. ("PharmaSource"), which NCS acquired on September 17, 1997. The complaint alleged breach of contract and unfair business practices arising out of NCS' non-payment of certain amounts allegedly payable under the terms of an earn-out provision included in the acquisition agreement. On January 21, 2000, the Company reached a settlement of this litigation. Under the terms of the settlement, the Company issued 1,750,000 Class A Common Shares and a $2 million convertible subordinated debenture maturing on August 15, 2004. The note and accrued "payment-in-kind" interest will be convertible into a maximum of 200,000 Class A Common Shares at a conversion price of $8.00 per share.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company has managed its interest rate risk by balancing its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company has a balance of $206.1 million on its revolving credit facility at June 30, 2001, which is subject to a variable rate of interest based on the Prime rate. Assuming borrowings at June 30, 2001, a one-hundred basis point change in interest rates would impact net interest expense by approximately $2.1 million per year.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements
Report of Independent Auditors                                              26
Consolidated Balance Sheets at June 30, 2000 and 2001                       27
Consolidated Statements of Operations for each of the three years
   in the period ended June 30, 2001                                        29
Consolidated Statements of Stockholders' Equity for each of the
   three years in the period ended June 30, 2001                            30
Consolidated Statements of Cash Flows for each of the three years
   in the period ended June 30, 2001                                        32
Notes to Consolidated Financial Statements                                  33

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
NCS HealthCare, Inc.

      We have audited the accompanying consolidated balance sheets of NCS HealthCare, Inc. and subsidiaries as of June 30, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCS HealthCare, Inc. and subsidiaries at June 30, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in violation of certain financial covenants under its revolving credit facility. As a result of the covenant violations, the Company's lenders may accelerate the maturity of the Company's obligations under the revolving credit facility. In addition, the Company is in default on its 5 3/4% Convertible Subordinated Debentures due 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to this matter is also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of this uncertainty.

      As discussed in Note 1 to the consolidated financial statements, effective July 1, 1998, the Company changed its method of accounting for start-up costs.


August 15, 2001                                 Ernst & Young LLP
Cleveland, Ohio

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                JUNE 30,
                                                            2001          2000
                                                          --------      --------

CURRENT ASSETS
   Cash and cash equivalents                              $ 39,464      $ 16,387
   Trade accounts receivable, less allowance for
      doubtful accounts of $28,332 and $53,926 as of
      June 30, 2001 and 2000                                94,447       120,849
   Inventories                                              32,770        37,086
   Prepaid expenses and other current assets                 3,301         5,322
                                                          --------      --------
              Total current assets                         169,982       179,644

PROPERTY, PLANT AND EQUIPMENT
   Land                                                        130           204
   Buildings                                                 2,397         2,212
   Machinery, equipment and vehicles                        23,039        29,212
   Computer equipment and software                          34,817        39,025
   Furniture, fixtures and leasehold improvements           18,685        21,775
                                                          --------      --------
                                                            79,068        92,428
   Less accumulated depreciation and amortization           45,049        47,264
                                                          --------      --------
                                                            34,019        45,164
Goodwill, less accumulated amortization of $44,176
   and $33,620 as of June 30, 2001 and 2000                301,907       311,876
Other assets, less accumulated amortization of
   $6,878 and $5,520 as of June 30, 2001 and 2000            8,063         9,979
                                                          --------      --------
TOTAL ASSETS                                              $513,971      $546,663
                                                          ========      ========


                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       JUNE 30,
                                                                  2001            2000
                                                               ---------       ---------

CURRENT LIABILITIES
   Line of credit in default                                   $ 206,130       $ 206,130
   Convertible subordinated debentures in default                102,107              --
   Trade accounts payable                                         56,349          44,857
   Accrued compensation and related expenses                       7,715           7,115
   Other accrued expenses                                         13,754          14,756
   Current portion of other long-term debt                           456             651
                                                               ---------       ---------
              Total current liabilities                          386,511         273,509

   Long-term debt, excluding current portion                         825           1,291
   Convertible subordinated debentures in default                     --         102,000
   Other long-term liabilities                                       140             158

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value per share; 1,000,000
      shares authorized; none issued                                  --              --
   Common stock, $.01 par value per share:
      Class A -- 50,000,000 shares authorized; 18,421,845
        and 17,176,486 shares issued and outstanding at
        June 30, 2001 and 2000, respectively                         184             172
      Class B -- 20,000,000 shares authorized; 5,294,964
        and 5,807,283 shares issued and outstanding
        at June 30, 2001 and 2000, respectively                       53              58
   Paid-in capital                                               271,943         271,650
   Accumulated deficit                                          (145,685)       (102,175)
                                                               ---------       ---------
                                                                 126,495         169,705
                                                               ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 513,971       $ 546,663
                                                               =========       =========


                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEAR ENDED JUNE 30,
                                                                  2001            2000              1999
                                                                ---------       ---------       ---------

Revenues                                                        $ 626,328       $ 694,530       $ 717,825
Cost of revenues                                                  514,483         556,757         540,547
                                                                ---------       ---------       ---------
Gross profit                                                      111,845         137,773         177,278
Selling, general and administrative expenses                      123,272         126,969         139,522
Special charge to increase allowance for doubtful accounts             --          44,623          32,384
Nonrecurring charges                                                   --          51,136           8,115
                                                                ---------       ---------       ---------
Operating loss                                                    (11,427)        (84,955)         (2,743)
Interest expense                                                  (34,300)        (29,808)        (19,864)
Interest income                                                     2,587           3,565           1,563
                                                                ---------       ---------       ---------
Loss before income taxes                                          (43,140)       (111,198)        (21,044)
Income tax (expense) benefit                                         (370)         (3,326)          7,640
Cumulative effect of accounting change, net of taxes                   --              --          (2,921)
                                                                ---------       ---------       ---------
Net loss                                                        $ (43,510)      $(114,524)      $ (16,325)
                                                                =========       =========       =========
Loss per share data:
Loss per common share - basic                                   $   (1.85)      $   (5.31)      $   (0.81)
                                                                =========       =========       =========
Loss per common share - diluted                                 $   (1.85)      $   (5.31)      $   (0.81)
                                                                =========       =========       =========
Weighted average number of common
  shares outstanding - basic                                       23,535          21,551          20,200
                                                                =========       =========       =========
Weighted average number of common
  shares outstanding - diluted                                     23,535          21,551          20,200
                                                                =========       =========       =========




                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                               CLASS A          CLASS B                        RETAINED
                                               COMMON           COMMON        PAID-IN          EARNINGS     STOCKHOLDERS'
                                                STOCK            STOCK        CAPITAL         (DEFICIT)        EQUITY
                                                -----            -----        -------          --------        ------


Balance at July 1, 1998                          $133            $ 65        $258,462          $ 28,674         $287,334
Exercise of stock options
   (3,545 shares of Class
   A Common Stock and
   69,692 shares of Class
   B Common Stock)                                 --              --             823                --              823
Issuance of 114,134
   shares of Class A
   Common Stock and
   return of 7,572 shares of
   Class B Common Stock
   for business combinations                        1              --           1,397                --            1,398
Issuance of 31,383
   shares of Class A
   Common Stock
   for profit sharing plan                          1              --             449                --              450
Conversion of 520,084
   shares of Class B
   Common Stock to
   520,084 shares of
   Class A Common Stock                             5              (5)             --                --               --
Conversion of convertible
   subordinated debentures
   (273,707 shares of Class
   A Common Stock)                                  3              --           2,751                --            2,754
Net loss                                           --              --              --           (16,325)         (16,325)
                                                -----            ----    ------------          ---------       ----------
Balance at June 30, 1999                         $143            $ 60        $263,882          $ 12,349         $276,434
Issuance of 2,203,844
   shares of Class A
   Common Stock
   for business combinations                       22              --           6,811                --            6,833
Issuance of 497,153
   shares of Class A
   Common Stock
   for profit sharing plan                          5              --             957                --              962
Conversion of 197,997
   shares of Class B
   Common Stock to
   197,997 shares of
   Class A Common Stock                             2              (2)             --                --               --
Net loss                                           --              --              --          (114,524)        (114,524)
                                                -----            ----    ------------          ---------        ---------
Balance at June 30, 2000                         $172            $ 58        $271,650         $(102,175)        $169,705



                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                               CLASS A         CLASS B                         RETAINED
                                               COMMON          COMMON         PAID-IN          EARNINGS       STOCKHOLDERS'
                                                STOCK           STOCK         CAPITAL          (DEFICIT)         EQUITY
                                                -----           -----         -------          --------          ------

Balance at June 30, 2000                         $172            $ 58        $271,650         $(102,175)        $169,705
                                                                                                     --
Issuance of 733,040
   shares of Class A
   Common Stock
   for profit sharing plan                          7              --             293                --              300
Conversion of 512,319
   shares of Class B
   Common Stock to
   512,319 shares of
   Class A Common Stock                             5              (5)             --                --               --
Net loss                                           --              --              --           (43,510)         (43,510)
                                                 ----            ----        --------         ---------         --------
Balance at June 30, 2001                         $184            $ 53        $271,943         $(145,685)        $126,495
                                                 ====            ====        ========         =========         ========



                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEAR ENDED JUNE 30,
                                                                   2001           2000              1999
                                                                   ----           ----              ----

OPERATING ACTIVITIES
Net loss                                                        $ (43,510)      $(114,524)      $ (16,325)
Adjustments to reconcile net income loss to net
   cash provided by (used in) operating
   activities:
      Non-cash portion of fixed asset impairment charge             2,106              --              --
      Non-cash portion of nonrecurring charges                         --          38,555           1,486
      Depreciation and amortization                                24,993          28,678          23,512
      Provision for doubtful accounts                              31,101          53,825          35,568
      Deferred income taxes                                            --           2,937          (3,665)
      Cumulative effect of accounting change, net of taxes             --              --           2,921
      Non-cash profit sharing expense                                 300             962             450
      Changes in assets and liabilities, net of
         effects of assets and liabilities acquired:
            Trade accounts receivable                              (8,570)        (10,309)        (58,702)
            Inventories                                             4,316          12,151          (5,759)
            Trade accounts payable                                 17,363          (5,204)         15,930
            Accrued expenses                                         (295)        (11,251)         (2,366)
            Prepaid expenses and other                                 21          14,948         (17,042)
                                                                ---------       ---------       ---------
Net cash provided by (used in) operating
   activities                                                      27,825          10,768
                                                                                                  (23,992)

INVESTING ACTIVITIES
Capital expenditures for property, plant
   and equipment                                                   (3,359)         (6,616)        (29,400)
Proceeds from sales of assets                                         250             621             300
Purchases of businesses                                                --              --            (653)
Other                                                                (978)         (5,766)         (5,264)
                                                                ---------       ---------       ---------
Net cash used in investing activities                              (4,087)        (11,761)        (35,017)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                               --              --           1,664
Repayment of long-term debt                                          (661)         (3,474)         (1,675)
Borrowings on line-of-credit                                           --          91,300         108,325
Payments on line-of-credit                                             --         (99,870)        (41,425)
Proceeds from issuance of common stock and
   exercise of stock options                                           --              --             358
                                                                ---------       ---------       ---------
Net cash provided by (used in) financing activities                  (661)        (12,044)         67,247
                                                                ---------       ---------       ---------
Net increase (decrease) in cash and
   cash equivalents                                                23,077         (13,037)          8,238
Cash and cash equivalents at beginning of period                   16,387          29,424          21,186
                                                                ---------       ---------       ---------
Cash and cash equivalents at end of period                      $  39,464       $  16,387       $  29,424
                                                                =========       =========       ---------

Supplemental disclosure of cash flow information:
Cash paid during the year for:
   Interest                                                     $  31,655       $  28,975       $  20,179
                                                                =========       =========       =========
   Income taxes                                                 $     355       $     404       $   1,792
                                                                =========       =========       =========


                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 2000 AND 2001
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


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

MANAGEMENT'S PLAN TO CONTINUE AS A GOING CONCERN

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $114,524 and $43,510 for the years ended June 30, 2000 and 2001, respectively. At June 30, 2001 the Company's working capital deficit was $(216,529), primarily as a result of classifying $206,130 under the revolving credit facility and $102,107 of convertible subordinated debentures as a current liability. As discussed in Note 2, as of June 30, 2001, the Company is in violation of certain financial covenants of the credit agreement related to its revolving credit facility and has received a formal notice of default from its bank group. The Company will not be permitted to obtain any further funds under the credit facility until the defaults have been waived by the bank group or an amendment to the credit agreement is obtained. As discussed in Note 8, as of June 30, 2001 the Company is in default on $102,107 of its 5 3/4% Convertible Subordinated Debentures due 2004. All borrowings under the credit agreement and the convertible subordinated debentures have been classified as a current liability. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         The Company is currently in discussions with its bank group and with an ad hoc committee of holders of the 5 3/4% Convertible Subordinated Debenture due 2004, with respect to the defaults and to restructuring options. Over the past twenty-four months, the Company has made considerable efforts in reducing overhead and operating costs by accelerating efforts to consolidate and /or close pharmacy and ancillary service locations, the shutdown or sale of certain non-strategic and/or unprofitable operations, and continuing its employee reduction plan. In addition, the Company continues to review the profitability of its customer base and is terminating uneconomic accounts as well as applying stricter standards in accepting new business. The Company has also engaged financial advisors and legal counsel to assist in exploring various capital restructuring and strategic alternatives with third parties. At this time, no decision has been made to enter into a transaction or as to what form a transaction might take. There is no assurance that any such transaction will be consummated. Given the foregoing, no assurances can be given that the Company will be able to maintain its current level of operations, or that its financial condition and prospects will not be materially and adversely affected over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

      Revenue is recognized when products or services are provided to the customer. A significant portion of the Company's revenues from sales of pharmaceutical and related products is reimbursable from Medicaid and Medicare programs. The Company monitors its receivables from these and other third-party payor programs and reports such revenues at the net realizable amount expected to be received from third-party payors. Revenue from Medicaid and Medicare programs accounted for 39% and 3%, respectively, of the Company's net patient revenue for the year ended June 30, 1999, 42% and 1%, respectively, for the year ended June 30, 2000 and 48% and 1%, respectively, for the year ended June 30, 2001.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Movement of the allowance for doubtful accounts is as follows:

                                                           Write-offs,
                          Balance at      Provision for       Net of
                         Beginning of       Doubtful       Recoveries      Balance at
                            Period          Accounts        and Other     End of Period
                            ------          --------        ---------     -------------

Fiscal Year
Ended June 30,

       2001                 $ 53,926         $ 31,101      $ (56,695)       $ 28,332

       2000                 $ 38,880         $ 53,825      $ (38,779)       $ 53,926

       1999                 $ 18,427         $ 35,568      $ (15,115)       $ 38,880


CASH EQUIVALENTS

      The Company considers all investments in highly liquid instruments with original maturities of three months or less at the date purchased to be cash equivalents. Investments in cash equivalents are carried at cost, which approximates market value.

INVENTORIES

      Inventories for all business units consist primarily of purchased pharmaceuticals and medical supplies and are stated at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method for 4% of the June 30, 2001 net inventory balance and by using the first-in, first-out
(FIFO) method for the remaining 96%. If the FIFO inventory valuation method had been used exclusively, inventories would have been $827 and $636 higher at June 30, 2000 and 2001, respectively.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost. Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

                  Buildings                                                     30 years
                  Machinery, equipment and vehicles                         5 - 10 years
                  Computer equipment and software                           3 -  5 years
                  Furniture, fixtures and leasehold improvements            3 - 10 years

      Depreciation expense, including amortization of capital leased assets, was $11,420, $15,110, and $11,979 for the years ended June 30, 1999, 2000 and 2001, respectively.

     In February 2001, the Company recorded a fixed asset impairment charge of $2,106 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" (SFAS No. 121). This charge relates primarily to changes in asset values resulting from the impact of restructuring activities and changes in operational processes under restructured operations.

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

EARNINGS PER SHARE

      The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share." Under this accounting standard, basic earnings per share are computed based on the weighted average number of shares of Class A and Class B shares outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and subordinated convertible debentures.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of all financial instruments of the Company approximates the amounts presented on the consolidated balance sheet with the exception of the $100 million convertible subordinated debt. As of June 30, 2000 and 2001, the fair value of the $100 million convertible subordinated debt was $12 million, based on quoted market prices.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

      SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

      Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized. Under this non-amortization approach, goodwill and indefinite lived intangible assets will be reviewed for impairment using a fair value based approach upon the initial adoption of the Statement. Going forward, these assets will be tested for impairment on an annual basis or upon the occurrence of certain triggering events as defined by the Statement. The Company is required to adopt SFAS No. 142 effective July 1, 2002. The Company is currently evaluating all intangible assets in relation to the provisions of SFAS No. 142 to determine the impact the adoption of SFAS No. 142 will have on the Company's results of operations and financial position. At this time, the impact of the adoption of SFAS No. 142 is not known; however, the Company does expect that it will be required to recognize an impairment loss upon the adoption of SFAS No. 142. Any impairment loss recorded as a result of the adoption of SFAS No. 142 would be recognized as a cumulative effect of a change in accounting principle. Application of the non-amortization provisions of the Statement is expected to significantly increase net income of the Company. The Company is evaluating the possibility of early adopting SFAS No. 142 effective July 1, 2001. If the Company does early adopt the provisions of SFAS No. 142, any impairment charge required from the adoption would be recorded in the fiscal 2002 first quarter financial statements of the Company and the non-amortization provisions of the Statement would be effective July 1, 2001.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from these estimates.

MATERIAL RISKS AND UNCERTAINTIES

      The Company has observed significant negative industry and customer trends during the fiscal years ended June 30, 2000 and 2001. These trends primarily relate to increased bankruptcies and significant financial difficulties recently experienced by the Company's skilled nursing facility customers primarily as a result of greater than expected adverse impact with regard to implementation of the Medicare Prospective Payment System (PPS) under the Balanced Budget Act of 1997. Should the negative trends continue in future periods at levels significantly exceeding those estimated by the Company, additional provisions for accounts receivable recorded as of June 30, 2001 could be required.

      The Company purchases the majority of its inventory through one primary pharmaceutical supplier representing a concentration of risk to the Company.


2.  LINE OF CREDIT

      In June 1998, the Company entered into a four-year revolving credit agreement (the credit facility). The credit facility, as amended, has an available commitment of $207 million, provides all Company assets as security, limits the availability of the facility to use for working capital only, requires Lender approval on future acquisitions, bears interest at a variable rate and contains certain debt covenants including an Interest Coverage Ratio and minimum consolidated net worth requirements.

      At June 30, 2001, the Company is in violation of certain financial covenants of the credit facility. On April 21, 2000, the Company received a formal notice of default from the bank group. As a result of the notice of default, the interest rate on the revolving credit facility increased to the Prime Rate plus 2.25% (9.00% at June 30, 2001). In addition, the Company will not be permitted to obtain any further funds under the credit facility until the defaults have been waived by the bank group. The Company is currently in discussions to obtain waivers of the covenant violations and to amend the credit agreement. Until the amendment to the credit agreement is obtained, the borrowings of $206,130 under the credit facility at June 30, 2001 will be classified as a current liability. Failure to obtain the waiver and amendment could have a material adverse effect on the Company. If the waiver and amendment are not obtained, the Company's lenders may accelerate the maturity of the Company's obligations and/or exercise other remedies under the credit agreement including exercising their rights with respect to the pledged collateral.

3. LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                                          JUNE 30,
                                                                                          --------
                                                                                      2001        2000
                                                                                      ----        ----

Notes payable to former owner of an acquired company
   maturing in July, 2000, at an interest rate of 5%                                 $   --      $   17
2% note payable to Pennsylvania Industrial Development Authority due in monthly installments through June, 2010, and secured through an interest
   in a building of the Company                                                         425         468
Collateralized lease obligations with interest ranging
   from 7% to 16% due monthly through April, 2004                                       707       1,226
Other                                                                                   149         231
                                                                                     ------      ------
Total long-term debt                                                                  1,281       1,942
Less current portion                                                                    456         651
                                                                                     ------      ------
Long-term debt, excluding current portion                                            $  825      $1,291
                                                                                     ======      ======

      The aggregate maturities of the long-term debt for each of the five years subsequent to June 30, 2001 are as follows:

FISCAL YEAR ENDING JUNE 30,                                            AMOUNT
---------------------------                                            ------

2002                                                                  $   456
2003                                                                      256
2004                                                                      184
2005                                                                       62
2006                                                                       64
Thereafter                                                                259
                                                                      -------
                                                                       $1,281
                                                                      =======


4. INCOME TAX EXPENSE

      Income tax expense (benefit), including the income tax benefit related to the cumulative effect of accounting change, for each of the three years ended June 30, 2001 consists of:

                               2001                                 2000                                    1999
                               ----                                 ----                                    ----
                  CURRENT    DEFERRED      TOTAL      CURRENT     DEFERRED       TOTAL        CURRENT      DEFERRED      TOTAL

Federal            $  --      $  --        $   --     $   (56)     $ 2,505      $2,449       $(3,994)      $(3,218)     $(7,212)

State and local      370         --           370         445          432         877        (1,929)         (447)      (2,376)
                   -----      -----       -------     -------      -------       -----       -------       -------      -------

                   $ 370      $  --       $   370     $   389      $ 2,937      $3,326       $(5,923)      $(3,665)     $(9,588)
                   =====      =====       =======     =======      =======       =====       =======       =======      =======

      Reconciliations of income taxes at the United States Federal statutory rate to the effective income tax rate for the three years ended June 30, 2001 are as follows:

                                                                       2001            2000            1999
                                                                       ----            ----            ----

Income taxes benefit at the United States statutory rate             $(14,668)      $(37,807)      $ (9,070)
State and local income taxes                                           (2,327)        (2,989)        (1,544)
Amortization of nondeductible intangible assets                           532            561            640
Increase in valuation allowance                                        16,770         35,993             --
Nondeductible nonrecurring charges (See Note 11)                           --          6,725             --
Other - net                                                                63            843            386
                                                                     --------       --------       --------
Total provision for income tax expense (benefit)                          370          3,326         (9,588)
Income tax benefit from cumulative effect of accounting change             --             --          1,948
                                                                     --------       --------       --------
Net provision (benefit) excluding benefit related to cumulative
     effect of accounting change                                     $    370       $  3,326       $ (7,640)
                                                                     ========       ========       ========

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

                                                                             JUNE 30,
                                                                      2001             2000
                                                                      ----             ----

                  Deferred tax assets (liabilities):
                     Allowance for doubtful accounts                 $11,082          $22,087
                     Accrued expenses and other                        4,825            5,464
                     Loss carryforwards                               65,477           33,765
                     Depreciable assets and other                     (2,245)          (1,662)
                     Intangibles                                     (25,863)         (23,661)
                       Valuation allowance                           (53,276)         (35,993)
                                                                     -------         --------
                  Net deferred tax assets                            $    --         $     --
                                                                     =======         ========


      The evaluation of the realizability of the Company's net deferred tax assets in future periods is made based upon historical and projected operating performance and other factors for generating future taxable income, such as intent and ability to sell assets. At this time, the Company has concluded that the realization of deferred tax assets is not deemed to be "more likely than not" and, consequently, established a valuation allowance during the years ended June 30, 2000 and 2001 equal to its net deferred tax asset.

      At June 30, 2001 the Company has net operating loss carryforwards of $162.6 million for income tax purposes that expire in years 2010 through 2021. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired businesses.


5. OPERATING LEASES

      The Company is obligated under operating leases primarily for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of June 30, 2001 are as follows:

FISCAL YEAR ENDING JUNE 30,                                       AMOUNT
---------------------------                                       ------


2002                                                            $  5,954
2003                                                               4,671
2004                                                               3,329
2005                                                               2,282
2006                                                               1,567
Thereafter                                                         2,543
                                                                  ------
                                                                 $20,346
                                                                 =======

      Total rent expense under all operating leases for the years ended June 30, 1999, 2000 and 2001 was $9,214, $9,762 and $8,698, respectively.


6. PROFIT-SHARING PLAN

      The Company maintains a profit sharing plan with an Internal Revenue Code
Section 401(k) feature covering substantially all of its employees. Under the terms of the plan, the Company will match up to 20% of the first 10% of eligible employee compensation. Effective January 1, 1999 the Company amended the profit sharing plan to provide for the Company match to be contributed as the Company's common stock. Effective October 1, 2000 the Company amended the profit sharing plan to return the Company match back to a cash contribution.

      The Company's aggregate contributions to the plan and related expense were $1,035, $962 and $852 for the years ended June 30, 1999, 2000 and 2001, respectively.


7. RELATED PARTY TRANSACTIONS

      The Company currently leases 10 of its facilities from entities affiliated with former owners of certain businesses acquired, who are employees of the Company. The buildings are used for operations of the Company. Rent expense of $1,340, $1,197 and $888 was incurred under these leasing arrangements in the years ended June 30, 1999, 2000 and 2001, respectively.

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

      The Company elected not to make the semi-annual $2,875 interest payments due February 15, 2001 and August 15, 2001 on the 1998 debentures. On April 6, 2001, the Company received a formal Notice of Default and Acceleration and Demand for Payment from the Indenture Trustee. The Indenture Trustee declared the entire principal and any accrued interest thereon to be immediately due and payable and demanded immediate payment of such amounts. If such payments are not made, the Indenture Trustee reserves the right to pursue remedial measures in accordance with the Indenture, including, without limitation, collection activities. As of June 30, 2001, the amount of principal and accrued interest is $105,002. The Company is currently in discussions with an ad hoc committee of debenture holders regarding a possible restructuring of this indebtedness. The timing and ultimate outcome of these negotiations is uncertain and could have a material adverse effect on the Company.

      During fiscal 2000, in connection with an acquisition agreement, the Company issued a $2,000 convertible subordinated debenture maturing on August 15, 2004. The note and accrued "payment-in-kind" interest will be convertible into a maximum of 200,000 Class A Common Shares at a conversion price of $8.00 per share. During fiscal 2001, $107 of accrued interest was converted to principal. As a result of the 1998 debentures being in default, these debentures are also in default at June 30, 2001.

      Until the defaults on the debentures are resolved, convertible subordinated debentures of $102,107 and the related accrued interest will be classified as a current liability.


9. STOCK OPTIONS

      During the period from 1987 through 1995, the Company granted stock options to certain directors and key employees which provide for the purchase of 1,054,890 common shares in the aggregate, at exercise prices ranging from $0.71 to $6.19 per share, which represented fair market values on the dates the grants were made.

      During fiscal 1995, the Company adopted an Employee Stock Purchase and Option Plan that authorized 100,000 shares of Class A Common Stock for awards of stock options to certain key employees. During fiscal 1995 and 1996 the Company granted 11,520 and 7,458 options, respectively, at an exercise price of $6.19 and $7.33 per share, respectively, under the provisions of this plan. These exercise prices represented fair market values on the dates the grants were made.

      In January 1996, the Company adopted a Long Term Incentive Plan (the Plan) to provide up to 700,000 shares of Class A Common Stock for awards of incentive and nonqualified stock options to officers and key employees of the Company. During fiscal 1996 the Company granted 56,500 nonqualified stock options and 27,540 incentive stock options, all at $16.50 per share. The nonqualified stock options have a term of five years and became exercisable in thirds on February 1, 1998, 1999 and 2000. The incentive stock options have a term of six years and become exercisable in fifths each year on February 1, 1997, 1998, 1999, 2000 and 2001. During fiscal 1997 and 1999 the Company granted 301,250 and 345,250 nonqualified stock options, respectively, at an exercise price of $20.00 and $15.00 per share, respectively, the market values of the stock on the dates of the grant. The fiscal 1997 nonqualified stock options have a term of five years and become exercisable in thirds on April 1, 1999, 2000 and 2001. The fiscal 1999 non qualified stock options have a term of five years and become exercisable in thirds on November 1, 2000, 2001, and 2002.

      In October 1998, the Company adopted the 1998 Performance Plan (the Performance Plan) to provide up to 1,200,000 shares of Class A Common Stock for awards of incentive and nonqualified options to directors, officers, and key employees of the Company. During fiscal 1999, the Company granted 85,000 nonqualified stock options at an exercise price of $18.50 per share, the market value of the stock on the date of the grant. These nonqualified stock options have a term of five years and become exercisable in thirds on January 1, 2001, 2002 and 2003. During fiscal 2000, the Company granted 494,250 and 290,500 nonqualified stock options at an exercise price of $4.25 and $1.47 per share respectively, the market values of the stock on the date of the grants. The 494,250 nonqualified stock options have a term of five years and become exercisable in thirds on August 1 2001, 2002 and 2003. The 290,500 nonqualified stock options have a term of five years and become exercisable in halves on January 28, 2001 and 2002. During fiscal 2001 the Company granted 700,000 nonqualified stock options at an exercise price of $0.135, the market value of the stock on the date of the grant. The options have a term of five years and become exercisable in thirds on November 1, 2002, 2003 and 2004.

      The Company's stock option activity and related information for the years ended June 30 are summarized as follows:

                                  2001                           2000                            1999
                                  ----                           ----                            ----
                                                   WEIGHTED                     WEIGHTED                         WEIGHTED
                                                   AVERAGE                      AVERAGE                           AVERAGE
                                                   EXERCISE                     EXERCISE                         EXERCISE
                                 OPTIONS            PRICE       OPTIONS           PRICE          OPTIONS          PRICE
                                 -------            -----       -------           -----          -------            -----
Outstanding at
  beginning of year             1,297,109           $ 9.14       846,694         $ 15.82         535,188          $14.64
Granted                           700,000             0.14       784,750            3.22         430,250           15.69
Exercised                              --               --            --              --         (73,237)           4.87
Forfeited                         (42,311)            5.80      (334,335)          12.32         (45,507)          18.63
                               ----------          -------     ---------         -------         -------          ------
Outstanding at
  end of year                   1,954,798           $ 5.99     1,297,109         $  9.14         846,694          $15.82
                                ---------           ======     ---------         =======         -------          ======
Exercisable at
  end of year                     537,828                        266,441                         237,872
                               ==========                     ==========                         =======

      Information regarding stock options outstanding as of June 30, 2001 is summarized as follows:


[---------------------------Options Outstanding-------------------------------] [--------Options Exercisable--------]
                                                                  Weighted
                                                                   Average
                               Number            Weighted          Remaining           Number           Weighted
      Range of              Outstanding           Average         Contractual       Exercisable          Average
   Exercise prices       at June 30, 2001     Exercise Price    Life (in years)  at June 30, 2001     Exercise Price
   ---------------       ----------------     --------------    ---------------  ----------------     --------------


   $ 0.14  - $ 0.14            698,000              $0.14              4.33                 --            $    --
     1.47  -   1.47            244,250               1.47              3.58            122,125               1.47
     4.25  -   6.19            498,858               4.62              3.23             94,858               6.19
    15.00  -  16.50            254,690              15.30              2.77            118,513              15.63
    18.50  -  20.00            259,000              19.51              4.78            202,332              19.79
    ---------------          ---------              -----              ----            -------            -------

    $0.14  - $20.00          1,954,798              $5.99              3.81            537,828            $ 12.32
    ===============          =========              =====              ====            =======            =======


      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.00%; a dividend yield of 0.00%; a volatility factor of the expected market price of the Company's Class A Common Stock ranging from .482 to 1.964; and a weighted-average expected option life ranging from 4 to 4.5 years. The weighted average fair value of options granted during fiscal 1999, 2000 and 2001 was $7.65, $1.97 and $0.13 per share, respectively.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the three years ended June 30, 2001 is as follows (in thousands except for earnings per share information):

                                                 2001           2000             1999
                                                 ----           ----             ----

Net loss - basic                               $(44,554)      $(115,577)        $(17,029)
Net loss - diluted                              (44,554)       (115,577)         (17,029)
Earnings per share - basic                        (1.89)          (5.36)           (0.84)
Earnings per share - diluted                   $  (1.89)      $   (5.36)        $  (0.84)


10. ACQUISITIONS

      There were no significant acquisitions during the fiscal years ended June 30, 1999, 2000 and 2001.

      Certain of the Company's acquisition agreements provided for contingent purchase price arrangements under which the purchase price paid may be subsequently increased upon the achievement of specific operating performance targets during post acquisition periods. The additional purchase price, payable in cash or Company stock is recorded, if earned, upon resolution of the contingent factors. The Company issued 2,203,844 shares of Class A Common Stock valued at $6,833 and a $2,000 convertible subordinated debenture maturing on August 15, 2004 under contingent purchase price arrangements during fiscal 2000. As of June 30, 2001, no material contingencies remain from the Company's acquisition agreements.


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

      During the year ended June 30, 2000, the Company adopted a formal exit plan to dispose of certain non-core and/or non-strategic assets. The Company recorded nonrecurring charges of $30,700 related to the planned disposition of assets primarily consisting of impairment to goodwill and property and equipment. Through June 30, 2001, the Company has disposed of three ancillary service operations that were not contributing to the overall financial performance of the Company. Total revenue and operating income of the related business units was $59,300 and $1,500, respectively, for the year ended June 30, 2000. The carrying amount of assets held for sale at June 30, 2000 was $7,600 million. At June 30, 2001, the Company no longer has any assets held for sale.

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

      Employee severance costs included in the nonrecurring charges relate to the termination of 472 employees. As of June 30, 2001, all terminations associated with these restructuring activities have been completed.

      Details of the fiscal 2000 nonrecurring, restructuring and special charges and related activity are as follows:


                                                             Nonrecurring              Reserve                Reserve
      Description                      Cash/Non-cash            Charge    Activity   At 6/30/00   Activity   At 6/30/01
      -----------                      -------------         ------------ --------   ----------   --------   ----------
                                                        (in thousands)
   Site Consolidations
        Severance/compensation related   Cash                   $ 1,300    $(1,000)      $ 300     $ (300)      $  --
        Lease terminations               Cash                     2,800       (400)      2,400     (1,700)        700
        Asset impairments                Non-cash                 4,400     (4,400)         --          --         --
        Other                            Cash                     1,200       (600)        600       (400)        200

   Special increase to allowance
        for doubtful accounts            Non-cash                44,600    (44,600)         --          --         --

   Disposition of Assets
        Asset impairment                 Non-cash                30,200    (30,200)         --          --         --
        Other                            Cash                       500       (200)        300       (300)         --

   Other
        Cash                                                      6,600     (6,200)        400       (300)        100
        Non-cash                                                  4,200     (4,200)         --         --          --
                                                                -------   ---------     ------   ---------     ------

   Total                                                        $95,800   $(91,800)     $4,000   $ (3,000)     $1,000
                                                                =======   =========     ======   =========     ======

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

      The special charge to increase the allowance for doubtful accounts resulted from significant changes observed in industry and customer trends during the last three months of the fiscal year ended June 30, 1999, and items encountered from recent acquisitions. The circumstances of the customer and industry trends primarily relate to increased bankruptcies and significant financial difficulties recently experienced by the Company's customers primarily as a result of the implementation of the Medicare Prospective Payment System. The acquisition related items primarily pertain to specific receivable collectibility issues relating to previous utilization of "legacy" systems, and other nonrecurring issues that have resulted in potentially uncollectible accounts receivable.

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

      Employee severance costs included in the nonrecurring charge relate to the termination of 120 employees. As of June 30, 2001, all terminations associated with these restructuring activities have been completed

      Details of the fourth quarter fiscal 1999 special and nonrecurring charge and related activity are as follows:

                                                              Nonrecurring              Reserve                 Reserve
     Description                    Cash/Non-cash                 Charge    Activity   At 6/30/00   Activity   At 6/30/01
     -----------                    -------------             ------------  --------   ----------   --------   ----------
                                                         (In thousands)
Site Consolidations
     Severance/compensation related    Cash                      $ 2,100    $(2,100)      $  --     $    --      $  --
     Lease terminations                Cash                          600       (500)        100        (100)        --
     Asset impairments                 Non-cash                    1,500     (1,500)         --          --         --
     Other                             Cash                          500       (500)         --          --         --

Special increase to allowance
     for doubtful accounts             Non-cash                   32,400    (32,400)         --          --         --
Other                                  Cash                        3,400     (3,200)        200        (200)        --
                                                                 -------   --------      ------     -------      -----

Total                                                            $40,500   $(40,200)     $  300     $  (300)     $  --
                                                                 =======   ========      ======     =======      =====

12. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                 2001             2000              1999
                                                                 ----             ----              ----
Numerator:
    Numerator for basic earnings per share - net loss        $   (43,510)     $  (114,524)      $   (16,325)
     Effect of dilutive securities:
        Convertible debentures                                        --               --                --
                                                             -----------      -----------       -----------

        Numerator for diluted earnings per share             $   (43,510)     $  (114,524)      $   (16,325)
                                                             ===========      ===========       ===========

Denominator:
    Denominator for basic earnings per share -
        weighted average common shares                            23,535           21,551            20,200
    Effect of dilutive securities:
        Stock options                                                 --               --                --
        Convertible debentures                                        --               --                --
                                                             -----------      -----------       -----------

    Dilutive potential common shares                                  --               --                --
                                                             -----------      -----------       -----------

        Denominator for diluted earnings per share                23,535           21,551            20,200
                                                             ===========      ===========       ===========

Basic earnings per share:
    Loss before accounting change                            $     (1.85)     $     (5.31)      $     (0.66)
    Cumulative effect of change in accounting principle               --               --             (0.15)
                                                             -----------      -----------       -----------
    Net loss per share                                       $     (1.85)     $     (5.31)      $     (0.81)
                                                             ===========      ===========       ===========

Diluted earnings per share:
    Loss before accounting change                            $     (1.85)     $     (5.31)      $     (0.66)
    Cumulative effect of change in accounting principle               --               --             (0.15)
                                                             -----------      -----------       -----------
    Net loss per share                                       $     (1.85)     $     (5.31)      $     (0.81)
                                                             ===========      ===========       ===========

     At June 30, 2001, the Company has $102,107 of convertible subordinated debentures outstanding that are convertible into 3,258,104 shares of Class A Common Stock and 1,954,798 employee stock options that are potentially dilutive that were not included in the computation of diluted earnings per share as their effect would be antidilutive. At June 30, 2000, the Company had $102,000 of convertible subordinated debentures outstanding that are convertible into 3,258,104 shares of Class A Common Stock and 1,297,109 employee stock options that are potentially dilutive that were not included in the computation of diluted earnings per share as their effect would be antidilutive. At June 30, 1999 the Company had $100,000 of convertible subordinated debentures outstanding that are convertible into 3,058,104 shares of Class A Common Stock and 846,694 employee stock options that are potentially dilutive that were not included in the computation of diluted earnings per share as their effect would be antidilutive.

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

      The Company's facility in Herrin, Illinois has been the subject of an investigation by federal authorities, and the Company has engaged in discussions with representatives of the U.S. Attorney's in the Southern District of Illinois (USA-Illinois) concerning the alleged violations of federal law at that facility. The Company has reached a tentative settlement with the USA-Illinois regarding this investigation and the details are currently being finalized. Accordingly, the Company has recorded the tentative settlement amount in the fiscal 2001 consolidated financial statements.

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

14. QUARTERLY DATA (UNAUDITED)

      Selected quarterly data for the years ended June 30, 2000 and 2001:

                                                                   YEAR ENDED JUNE 30, 2000
                                                                   ------------------------
                                                FIRST          SECOND           THIRD          FOURTH
                                               QUARTER         QUARTER         QUARTER         QUARTER          TOTAL
                                               -------         -------         -------         -------          -----

Revenues                                      $ 184,191       $ 179,323       $ 170,462       $ 160,554       $ 694,530
Gross profit                                     40,300          37,424          31,419          28,630         137,773
Special charge to increase allowance (b)
    for doubtful accounts                            --          11,885              --          32,738          44,623
Nonrecurring charge (b)                              --          27,952           5,462          17,722          51,136
Operating income (loss)                           8,260         (34,715)         (4,376)        (54,124)        (84,955)
Net income (loss) (c)                         $   1,528       $ (31,307)      $ (22,938)      $ (61,807)      $(114,524)
Earnings per share - basic (a)                $    0.08       $   (1.51)      $   (1.03)      $   (2.70)      $   (5.31)
Earnings per share - diluted (a)              $    0.08       $   (1.51)      $   (1.03)      $   (2.70)      $   (5.31)

                                                                   YEAR ENDED JUNE 30, 2001
                                                                   ------------------------
                                                FIRST          SECOND           THIRD          FOURTH
                                               QUARTER         QUARTER         QUARTER         QUARTER          TOTAL
                                               -------         -------         -------         -------          -----


Revenues                                      $ 159,022       $ 157,461       $ 154,890       $ 154,955       $ 626,328
Gross profit                                     28,037          28,673          27,676          27,459         111,845
Operating income (loss) (d)                       1,036           1,260         (12,800)           (923)        (11,427)
Net loss                                      $  (7,113)      $  (7,203)      $ (20,807)      $  (8,387)      $ (43,510)
Earnings per share - basic (a)                $   (0.31)      $   (0.31)      $   (0.88)      $   (0.35)      $   (1.85)
Earnings per share - diluted (a)              $   (0.31)      $   (0.31)      $   (0.88)      $   (0.35)      $   (1.85)



(a) Earnings per share is calculated independently for each quarter and the sum of the quarters may not necessarily be equal to the full year earnings per share amount.
(b) Nonrecurring, restructuring and special charges of $95,759 were recorded during the fiscal year ended June 30, 2000. The charges consist of a special charge to increase the allowance for doubtful accounts and nonrecurring, restructuring and other special charges associated with the continuing implementation and execution of strategic restructuring and consolidation activities, the planned disposition of certain non-core and/or non-strategic assets, impairment of certain assets and other nonrecurring items.
(c) Net loss for the year ended June 30, 2000 excluding nonrecurring, restructuring and special charges and a non-cash charge to record a full valuation allowance against the Company's net deferred tax assets was $9,505 or $0.44 per basic and diluted share.
(d)  The operating loss for the year ended June 30, 2001 includes the following:
     1) $10,043 of additional bad debt expense to fully reserve for remaining accounts receivable of non-core and non-strategic businesses exited by the Company, 2) $1,034 of restructuring and other related charges associated with the continuing implementation and execution of strategic restructuring and consolidation activities and 3) $2,106 in fixed asset impairment charges recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," relating primarily to changes in asset values resulting from the impact of restructuring activities and changes in operational processes under restructured operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The information regarding Directors appearing under the caption "Election of Directors" in the Company's Definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held in 2001 (the "2001 Proxy Statement") is incorporated herein by reference, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this item as to the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2001 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to "Executive Compensation" in the 2001 Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to "Stock Ownership of Principal Holders and Management" in the 2001 Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      To the extent applicable the information required by this item is incorporated herein by reference to "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the 2001 Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Form 10-K:

      1.   Financial Statements

                  The 2001 Consolidated Financial Statements of NCS HealthCare, Inc. and subsidiaries are included in Part II, Item 8.

2.    Financial Statement Schedules.
                  All financial statement schedules for the Company and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

      3.   Exhibits

                  See the Index to Exhibits at page E-1 of this Form 10-K.

(b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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

Date: September 27, 2001

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature                                   Title

/s/ JON H. OUTCALT                          Chairman of the Board of Directors
Jon H. Outcalt

/s/ KEVIN B. SHAW                           President, Chief Executive Officer, Secretary and Director
Kevin B. Shaw                               (Principal Executive Officer)

/s/  WILLIAM B. BYRUM                       Chief Operating Officer
William B. Byrum                            (Principal Executive Officer)

/s/ GERALD D. STETHEM                       Senior Vice President and Chief Financial Officer
Gerald D. Stethem                           (Principal Financial Officer)

/s/ BOAKE A. SELLS
Boake A. Sells                              Director

/s/ RICHARD L. OSBORNE
Richard L. Osborne                          Director

Date: September 27, 2001

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

10.9              Lease Agreement, dated as of January 17, 1995, by and among
                  Calvin Hunsicker, Brenda Hunsicker and Aberdeen Group, Inc.                       (E)

10.10             Form of Indemnity Agreement by and between the Company and
                  each of its Directors and Executive Officers                                      (E)

*10.11            Employment and Noncompetition Agreement, dated as of
                  September 1, 1995, by and between Aberdeen Group, Inc. and
                  William B. Bryum                                                                  (E)

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

10.15             Amendment No. 2, dated March 3, 1999, to the Credit Agreement dated               (H)
                  as of June 1, 1998 among the Company and the Lenders named therein,
                  NBD Bank and National City Bank, as co-agents, and KeyBank National
                  Association , as a Lender, the Swing Line Lender, the Letter of Credit
                  Issuer and as Administrative Agent

10.16             Amendment No. 3, dated August 3, 1999, to the Credit Agreement dated              (I)
                  as of June 1, 1998 among the Company and the Lenders named therein,
                  NBD Bank and National City Bank, as co-agents, and KeyBank National
                  Association , as a Lender, the Swing Line Lender, the Letter of Credit
                  Issuer and as Administrative Agent

10.17             Security Agreement, dated August 3, 1999, among the Company, its                  (I)
                  subsidiaries and  KeyBank National Association

*10.18            Separation Agreement, effective June 11, 1999, between Jeffrey R.                 (I)
                  Steinhilber and the Company

                                        SEQUENTIAL
EXHIBIT NO.                             DESCRIPTION                                                PAGE
-----------                             -----------                                                ----

* 10.19           Salary Continuation Agreement dated September 29, 2000 between the
                  Company and Jon H. Outcalt                                                        (J)

* 10.20           Salary Continuation Agreement dated September 29, 2000 between the
                  Company and Kevin B. Shaw                                                         (J)

* 10.21           Salary Continuation Agreement dated October 25, 2000 between the
                  Company and William B. Byrum.                                                     (J)

* 10.22 Employment Agreement dated July 1, 2001 between the Company and William B. Byrum

* 10.23 Amendment to Salary Continuation Agreement dated August 21, 2001 between the Company and Jon H. Outcalt

* 10.24 Amendment to Salary Continuation Agreement dated August 21, 2001 between the Company and Kevin B. Shaw

21.1              Subsidiaries of the Company

23.0              Consent of Independent Auditors

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

(J)      Incorporated herein by reference to the appropriate exhibit to the Company's
         Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.