Form 10-Q
period 2001-09-30
NCS HEALTHCARE INC
filed 2001-11-14
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2001

Commission File Number-   0-27602
                          -------

                              NCS HealthCare, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                             No.  34-1816187
-----------------------------------      ---------------------------------------
   (State or other jurisdiction of                   (IRS employer
    incorporation or organization)               identification number)

3201 Enterprise Parkway, Suite 220, Beachwood, Ohio  44122
----------------------------------------------------------
     (Address of principal executive offices and zip code)

                  (216) 378-6800
-----------------------------------------------------
 (Registrant's telephone number, including area code)


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

Class A Common Stock, $ .01 par value - 18,461,599 shares as of November 7, 2001 Class B Common Stock, $ .01 par value - 5,255,210 shares as of November 7, 2001

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES

                                      INDEX



                                                                                                 Page
                                                                                                 ----
Part I.  Financial Information:

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
               September 30, 2001 and June 30, 2001                                                3

         Condensed Consolidated Statements of Operations-
               Three months ended-
               September 30, 2001 and 2000                                                         4

         Condensed Consolidated Statements of Cash Flows-
               Three months ended-
               September  30, 2001 and 2000                                                        5

         Notes to Condensed Consolidated Financial Statements - September  30, 2001                6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                                             9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               12

Part II. Other Information:

Item 6.  Exhibits and Reports on Form  8-K                                                        13

Signatures                                                                                        14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                     (UNAUDITED)                   (NOTE A)
                                                                    SEPTEMBER 30,                  JUNE 30,
                                                                         2001                        2001
                                                                    -------------              -------------
ASSETS
Current Assets:
Cash and cash equivalents                                              $  37,363                  $  39,464
Accounts receivable, less allowances                                      92,470                     94,447
Inventories                                                               30,313                     32,770
Prepaid expenses and other current assets                                  5,070                      3,301
                                                                        --------                   --------
                  Total current assets                                   165,216                    169,982

Property and equipment, at cost
         net of accumulated depreciation and amortization                 32,683                     34,019
Goodwill, less accumulated amortization                                  301,951                    301,907
Other assets                                                               8,679                      8,063
                                                                        --------                   --------
                  TOTAL ASSETS                                          $508,529                   $513,971
                                                                        ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Line of credit in default                                      $206,130                   $206,130
         Convertible subordinated debentures in default                  102,228                    102,107
         Accounts payable                                                 50,287                     56,349
         Accrued expenses and other current liabilities                   27,640                     21,925
                                                                       ---------                 ----------
                  Total current liabilities                              386,285                    386,511

Long-term debt, excluding current portion                                    805                        825
Other                                                                        122                        140


Stockholders' Equity:
         Preferred stock, par value $ .01 per share, 1,000,000
              shares authorized; none issued                                 -                          -
         Common stock, par value $ .01 per share:
              Class A - 50,000,000 shares authorized; 18,461,599
                and 18,421,845 shares issued and outstanding at
                September 30, 2001 and June 30, 2001, respectively           184                        184
              Class B - 20,000,000 shares authorized; 5,255,210
                and 5,294,964 shares issued and outstanding at
                September 30, 2001 and June 30, 2001, respectively            53                         53
         Paid-in capital                                                 271,943                    271,943
         Accumulated deficit                                            (150,863)                  (145,685)
                                                                        --------                   --------
                  Total stockholders' equity                             121,317                    126,495
                                                                        --------                   --------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $508,529                   $513,971
                                                                        ========                   ========

Note A: The balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                           2001                  2000
                                                           ----                  ----
Revenues                                                $ 157,836             $ 159,022
Cost of revenues                                          130,656               130,985
                                                        ---------             ---------
Gross profit                                               27,180                28,037
Selling, general and administrative expenses               25,331                27,001
                                                        ---------             ---------
Operating income                                            1,849                 1,036
Interest expense, net                                       6,953                 8,049
                                                        ---------             ---------
Loss before income taxes                                   (5,104)               (7,013)
Income tax expense                                             75                   100
                                                        ---------             ---------
Net loss                                                $  (5,179)            $  (7,113)
                                                        =========             =========

Net loss per share - basic                              $   (0.22)            $   (0.31)
                                                        =========             =========
Net loss per share - diluted                            $   (0.22)            $   (0.31)
                                                        =========             =========

Shares used in the computation - basic                     23,717                23,150
                                                        =========             =========
Shares used in the computation - diluted                   23,717                23,150
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

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                     ----------------------------
                                                                       2001                2000
                                                                     ----------------------------

OPERATING ACTIVITIES
Net loss                                                            $ (5,179)            $ (7,113)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
         Depreciation and amortization                                 3,319                6,433
         Changes in assets and liabilities :
                  Accounts receivable, net                              (578)              (4,961)
                  Accrued expenses and other liabilities               1,487               18,667
                  Other, net                                             689                5,189
                                                                     ----------------------------
Net cash provided by (used in) operating activities                     (262)              18,215
                                                                     ----------------------------

INVESTING ACTIVITIES
Capital expenditures for property and equipment, net                  (1,368)                (555)
Other                                                                   (332)                 273
                                                                     ----------------------------

Net cash used in investing activities                                 (1,700)                (282)
                                                                     ----------------------------


FINANCING ACTIVITIES
Repayment of long-term debt                                             (139)                (216)
                                                                     ----------------------------
Net cash used in financing activities                                   (139)                (216)
                                                                     ----------------------------

Net increase (decrease) in cash and cash equivalents                  (2,101)              17,717
Cash and cash equivalents at beginning of period                      39,464               16,387
                                                                     ----------------------------
Cash and cash equivalents at end of period                            37,363             $ 34,104
                                                                     ============================



            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2001.

2. In June 1998, the Company entered into a four-year revolving credit agreement (Credit Facility). The Credit Facility, as amended, has an available commitment of $207 million, provides all Company assets as security, limits the availability of the Credit Facility to use for working capital only, requires Lender approval on future acquisitions, bears interest at a variable rate and contains certain debt covenants including an Interest Coverage Ratio and minimum consolidated net worth requirements.

    At September 30, 2001, the Company is in violation of certain financial covenants of the Credit Facility. On April 21, 2000, the Company received a formal notice of default from the bank group. As a result of the notice of default, the interest rate on the Credit Facility (excluding facility fee) increased to the Prime Rate plus 2.25% (8.25% at September 30, 2001). In addition, the Company will not be permitted to obtain any further funds under the Credit Facility until the defaults have been waived by the bank group. The Company is currently in discussions to obtain waivers of the covenant violations and to amend the credit agreement. Until the amendment to the credit agreement is obtained, the borrowings of $206.1 million under the Credit Facility at September 30, 2001 will be classified as a current liability. Failure to obtain the waiver and amendment could have a material adverse effect on the Company. If the waiver and amendment are not obtained, the Company's lenders may accelerate the maturity of the Company's obligations and/or exercise other remedies under the credit agreement including exercising their rights with respect to the pledged collateral.

    The Company elected to not make the semi-annual $2.875 million interest payments due February 15, 2001 and August 15, 2001 on the Company's 5 3/4% Convertible Subordinated Debentures due 2004 (debentures). On April 6, 2001, the Company received a formal Notice of Default and Acceleration and Demand for Payment from the Indenture Trustee. The Indenture Trustee declared the entire principal and any accrued interest thereon to be immediately due and payable and demanded immediate payment of such amounts. If such payments are not made, the Indenture Trustee reserves the right to pursue remedial measures in accordance with the Indenture, including, without limitation, collection activities. As of September 30, 2001, the amount of principal and accrued interest is $106.5 million. The Company is currently in discussions with an ad hoc committee of debenture holders regarding a possible restructuring of this indebtedness. The timing and ultimate outcome of these negotiations is uncertain and could have a material adverse effect on the Company. As a result of the above noted debentures being in default, an additional $2.1 million of the Company's 5 3/4% Convertible Subordinated Debentures due 2004 are also in default. Until the defaults are resolved, convertible subordinated debentures of $102.2 million and the related accrued interest will be classified as a current liability.

3. The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128):

                                                                      THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                               -------------------------------
                                                                   2001                 2000
                                                               -------------------------------
Numerator:
  Numerator for basic earnings per share - net loss            $   (5,179)            $ (7,113)
  Effect of dilutive securities:
     Convertible debentures                                             -                    -
                                                               -------------------------------

     Numerator for diluted earnings per share                  $   (5,179)            $ (7,113)
                                                               ===============================

Denominator:
   Denominator for basic earnings per share -
     Weighted average common shares                                23,717               23,150
                                                               -------------------------------
   Effect of dilutive securities:
      Stock options                                                     -                    -
      Convertible debentures                                            -                    -
                                                               -------------------------------
   Dilutive potential common shares                                     -                    -
                                                               -------------------------------

   Denominator for diluted earnings per share                      23,717               23,150
                                                               ===============================

Basic earnings per share:
     Net loss per share                                        $    (0.22)            $  (0.31)
                                                               ===============================

Diluted earnings per share:
     Net loss per share                                        $    (0.22)            $  (0.31)
                                                               ===============================


    At September 30, 2001 and 2000, the Company had 1,954,798 and 1,297,109,
    respectively, of employee stock options that are potentially dilutive that were not included in the computation of diluted earnings per share as their effect would be antidilutive. The Company had $102,228,000 and $102,000,000 of convertible subordinated debentures outstanding at September 30, 2001 and 2000, respectively, that were convertible into 3,258,104, shares of Class A Common Stock, that were not included in the computation of diluted earnings per share as their effect would be antidilutive for all periods presented.

4. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

    SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. The Company adopted SFAS No. 141 on July 1, 2001.

    The Company has elected early adoption of SFAS No. 142 effective July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized. Under this non-amortization approach, goodwill and indefinite lived intangible assets will be reviewed for impairment using a fair value based approach as of the beginning of fiscal 2002. The Company is required to complete the initial step of the transitional impairment test within six months of adopting SFAS No. 142 and is required to complete the final step of the transitional impairment test by the end of the current fiscal year. Going forward, these assets will be tested for impairment on an annual basis or upon the occurrence of certain triggering events as defined by SFAS No. 142. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle during the quarter ended September 30, 2001. While the Company is still in the process of completing the initial step of the transitional impairment test, the Company does expect that it will be required to recognize an impairment loss as a result of the adoption of SFAS No. 142.

    In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:


                                                 THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                              2001               2000
                                              ----               ----
                                                  (IN THOUSANDS)
Net Loss:
As reported                                $  (5,179)          $  (7,113)
Goodwill amortization                              -               2,625
                                           ---------           ---------
As adjusted                                $  (5,179)          $  (4,488)
                                           =========           =========

Basic and Diluted Loss Per Share:
As reported                                $   (0.22)          $   (0.31)
Goodwill amortization                              -                0.12
                                           ---------           ---------
As adjusted                                $   (0.22)          $   (0.19)
                                           =========           =========


    The gross carrying amount and accumulated amortization of intangible assets subject to amortization was $11,334,000 and $7,339,000, respectively, at September 30, 2001. Intangible assets that will continue to be amortized under SFAS No. 142 consist primarily of non-compete covenants, deferred debenture issuance costs and capitalized loan fees. Amortization expense for the three months ended September 30, 2001 was $614,000. The estimated amortization expense for each of the five fiscal years subsequent to June 30, 2001 is as follows:

    FISCAL YEAR ENDING JUNE 30,              AMOUNT

    2002                                   $1,980,000
    2003                                    1,082,000
    2004                                      879,000
    2005                                      394,000
    2006                                      201,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Net loss for the three months ended September 30, 2001 was $5,179,000 or $0.22 per diluted share compared to net loss of $7,113,000 or $0.31 per diluted share for the three months ended September 30, 2000. The results for the three months ended September 30, 2001 reflect the adoption of Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," which resulted in discontinuing the amortization of goodwill. As a result of the early adoption of SFAS No. 142, net loss was reduced by $2.6 million and net loss per diluted share was reduced by $0.11 for the quarter ended September 30, 2001. As required by SFAS No. 142, the results for the quarter ended September 30, 2000 have not been restated.

Revenues for the three months ended September 30, 2001 decreased $1,186,000 or 0.7% to $157,836,000 from $159,022,000 recorded in the comparable period in fiscal 2001. The decrease in revenue from the prior fiscal year is attributable to a decrease in revenue from the Company's allied and ancillary businesses. This decrease is due to decisions by management to terminate uneconomic accounts and the shutdown or sale of certain non-strategic or unprofitable operations.

Cost of revenues for the three months ended September 30, 2001 decreased $329,000 or 0.3% to $130,656,000 from $130,985,00 recorded in the comparable period in fiscal 2001. Cost of revenues as a percentage of revenues for the three month period ended September 30, 2001 was 82.8%, compared to 82.4% for the same period during the prior fiscal year. The decline in gross margin as a percentage of revenues was primarily due to the continued shift toward lower margin payer sources such as Medicaid and third party insurance, and lower Medicaid and insurance reimbursement levels. Medicaid and insurance revenues accounted for 59.4% of revenues in the first quarter of fiscal 2002 versus 55.0% in the first quarter of fiscal 2001.

Selling, general and administrative expenses for the three months ended September 30, 2001 decreased by $1,670,000 or 6.2% to $25,331,000, from
$27,001,000 recorded in the comparable period in fiscal 2001. Selling, general and administrative expenses as a percentage of revenues was 16.0% for the three month period ended September 30, 2001, compared to 17.0% during the comparable period in fiscal 2001. As discussed above, the Company adopted SFAS No. 142 effective July 1, 2001 and accordingly discontinued the amortization of goodwill. If SFAS No. 142 would have been effective for the quarter ended September 30, 2000, selling, general and administrative expenses would have been $24,376,000 or 15.3% of sales compared to $25,331,000 or 16.0 % of sales for the quarter ended September 30, 2001. The increase in expenses from the prior year is primarily a result of increases in bad debt expense and professional fees related to restructuring activities, partially offset by a decrease in operating expenses as a result of efforts by the Company to reduce pharmacy operating and overhead expenses.

The Company had net interest expense of $6,953,000 for the three month period ended September 30, 2001, compared to net interest expense of $8,049,000 during the comparable period in fiscal 2001. The decrease is primarily attributable to a decrease in interest rates during the past year. As discussed below, the Company is in default on its line of credit agreement and is currently being charged a default interest rate. The Company will continue to pay the default interest rate as long as it is in default of its line of credit agreement.

Liquidity and Capital Resources

Net cash used in operating activities decreased to $262,000 during the three months ended September 30, 2001 from $18,215,000 provided by operating activities in the comparable period in fiscal 2001. The decrease in net cash provided by operating activities resulted primarily from an increase in accounts payable in the prior year due to an interim modification of payment terms negotiated with a major Company supplier. The Company is continuing its negotiations with this supplier to achieve a permanent modification in payment terms. The timing and the ultimate outcome of these negotiations is uncertain.

Net cash used in investing activities increased to $1,700,000 during the three months ended September 30, 2001 from $282,000 recorded in the comparable period in fiscal 2001. The increase is primarily the result of increased capital expenditures during the current period.

Net cash used in financing activities decreased to $139,000 during the three months ended September 30, 2001 from $216,000 recorded in the comparable period in fiscal 2001.

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

The Company elected to not make the semi-annual $2.875 million interest payments due February 15, 2001 and August 15, 2001 on the Company's 5 3/4% Convertible Subordinated Debentures due 2004 (debentures). On April 6, 2001, the Company received a formal Notice of Default and Acceleration and Demand for Payment from the Indenture Trustee. The Indenture Trustee declared the entire principal and any accrued interest thereon to be immediately due and payable and demanded immediate payment of such amounts. If such payments are not made, the Indenture Trustee reserves the right to pursue remedial measures in accordance with the Indenture, including, without limitation, collection activities. As of September 30, 2001, the amount of principal and accrued interest is $106.5 million. The Company is currently in discussions with an ad hoc committee of debenture holders regarding a possible restructuring of this indebtedness. The timing and ultimate outcome of these negotiations is uncertain and could have a material adverse effect on the Company. As a result of the above noted debentures being in default, an additional $2.1 million of the Company's 5 3/4% Convertible Subordinated Debentures due 2004 are also in default. Until the defaults are resolved, convertible subordinated debentures of $102.2 million and the related accrued interest will be classified as a current liability.

In June 1998, the Company entered into a four-year revolving credit agreement (Credit Facility). The Credit Facility, as amended, has an available commitment of $207 million, provides all Company assets as security, limits the availability of the Credit Facility to use for working capital only, requires Lender approval on future acquisitions, bears interest at a variable rate and contains certain debt covenants including an Interest Coverage Ratio and minimum consolidated net worth requirements.

At September 30, 2001, the Company is in violation of certain financial covenants of the Credit Facility. On April 21, 2000, the Company received a formal notice of default from the bank group. As a result of the notice of default, the interest rate on the Credit Facility (excluding facility fee) increased to the Prime Rate plus 2.25% (8.25% at September 30, 2001). In addition, the Company will not be permitted to obtain any further funds under the Credit Facility until the defaults have been waived by the bank group. The Company is currently in discussions to obtain waivers of the covenant violations and to amend the credit agreement. Until the amendment to the credit agreement is obtained, the borrowings of $206.1 million under the Credit Facility at September 30, 2001 will be classified as a current liability. Failure to obtain the waiver and amendment could have a material adverse effect on the Company. If the waiver and amendment are not obtained, the Company's lenders may accelerate the maturity of the Company's obligations and/or exercise other remedies under the credit agreement including exercising their rights with respect to the pledged collateral. Subject to obtaining the necessary waivers and amendments, the Company expects to meet future financing needs principally through the use of the Credit Facility and cash generated from operations.

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

Brown, Gibbons, Lang & Company L.P. (BGL&Co.) is acting as the Company's financial advisor in its continuing discussions with the Company's senior lenders and with an ad hoc committee of holders of the 53/4% Convertible Subordinated Debentures due 2004, with respect to the defaults and to restructuring options. BGL&Co. is also discussing various strategic alternatives with third parties. No decision has been made to enter into any transaction or as to what form any transaction might take. NCS can give no assurance with respect to the outcome of these discussions or negotiations.

The Company's effective income tax rate for the three months ended September 30, 2000 and 2001 differs from the federal statutory rate primarily as a result of the recording of a full valuation allowance against the Company's net deferred tax assets consisting primarily of net operating loss carryforwards.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. The Company adopted SFAS No. 141 on July 1, 2001.

The Company has elected early adoption of SFAS No. 142 effective July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized. Accordingly, the Company discontinued the amortization of goodwill effective July 1, 2001. Under this non-amortization approach, goodwill and indefinite lived intangible assets will be reviewed for impairment using a fair value based approach as of the beginning of fiscal 2002. The Company is required to complete the initial step of the transitional impairment test within six months of adopting SFAS No. 142 and is required to complete the final step of the transitional impairment test by the end of the current fiscal year. Going forward, these assets will be tested for impairment on an annual basis or upon the occurrence of certain triggering events as defined by SFAS No. 142. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle during the quarter ended September 30, 2001. While the Company is still in the process of completing the initial step of the transitional impairment test, the Company does expect that it will be required to recognize an impairment loss as a result of the adoption of SFAS No. 142.

Disclosure Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, including, but not limited to, those regarding the Company's financial position, business strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have expected effects on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company may differ materially from those expressed or implied by any such forward-looking statements. Among the factors that could cause actual results to differ materially from the Company's expectations include continuation of various trends in the long-term care market (including the trend toward consolidation and the impact of the Balanced Budget Act of 1997), competition among providers of long-term care pharmacy services, the Company's negotiations with its bank group regarding its revolving credit facility, the Company's negotiations with an ad hoc committee of holders of its 5 3/4% convertible subordinated debentures due 2004, negotiations regarding payment terms with suppliers, changes in regulatory requirements and Federal and State reimbursement levels, reform of the health care delivery system, litigation matters, implementation of newly issued accounting standards, other factors and risks and uncertainties described in the Company's SEC reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company has managed its interest rate risk by balancing its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company has a balance of $206,130,000 on its revolving credit facility at September 30, 2001, which is subject to a variable rate of interest based on the Prime rate. Assuming borrowings at September 30, 2001, a one-hundred basis point change in interest rates would impact net interest expense by approximately $2,061,300 per year.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a)   Reports on Form 8-K:

               No reports on Form 8-K were filed during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NCS HealthCare, Inc.
                                                 (Registrant)

Date:  November 14, 2001                     By     /s/     Kevin B. Shaw
                                                ------------------------------
                                                Kevin B. Shaw
                                                President, Chief Executive
                                                Officer, Secretary and Director


Date:    November 14, 2001                   By     /s/     William B. Byrum
                                                ------------------------------
                                                William B. Byrum
                                                Executive Vice President and
                                                Chief Operating Officer


Date:    November 14, 2001                   By    /s/      Gerald D. Stethem
                                                ------------------------------
                                                Gerald D. Stethem
                                                Senior Vice President and
                                                Chief Financial Officer