Form 10-Q
period 2001-12-31
NCS HEALTHCARE INC
filed 2002-02-13
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2001

Commission File Number-   0-27602
                          -------



                              NCS HealthCare, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                              No.    34-1816187
--------------------------------------------------------------------    ------------------------------------------
   (State or other jurisdiction of incorporation or organization)          (IRS employer identification number)

3201 Enterprise Parkway, Suite 220, Beachwood, Ohio  44122
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

Class A Common Stock, $ .01 par value - 18,461,599 shares as of February 7, 2002 Class B Common Stock, $ .01 par value - 5,255,210 shares as of February 7, 2002

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                                     PAGE

Part I.  Financial Information:

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
               December 31, 2001 and June 30, 2001                                     3

         Condensed Consolidated Statements of Operations
               Three and six months ended-
               December 31, 2001 and 2000                                              4

         Condensed Consolidated Statements of Cash Flows-
               Six months ended-
               December  31, 2001 and 2000                                             5

Notes to Condensed Consolidated Financial Statements - December  31, 2001              6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   12

Part II. Other Information:

Item 4.  Submission of Matters to a Vote of Security Holders                          13

Item 6.  Exhibits and Reports on Form  8-K                                            13

Signatures                                                                            14


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                         (UNAUDITED)      (NOTE A)
                                                                         DECEMBER 31,      JUNE 30,
                                                                            2001             2001
                                                                      ---------------    ------------
ASSETS
Current Assets:
Cash and cash equivalents                                              $  38,196          $  39,464
Accounts receivable, less allowances                                      90,450             94,447
Inventories                                                               31,925             32,770
Other                                                                      3,722              3,301
                                                                      ----------        -----------
                  Total current assets                                   164,293            169,982

Property and equipment, at cost
         net of accumulated depreciation and amortization                 31,250             34,019
Goodwill, less accumulated amortization                                  302,193            301,907
Other assets                                                               8,412              8,063
                                                                       ---------          ---------
                  Total assets                                          $506,148           $513,971
                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit in default                                              $ 206,130          $ 206,130
Convertible subordinated debentures in default                           102,228            102,107
Accounts payable                                                          52,821             56,349
Accrued expenses and other liabilities                                    28,002             21,925
                                                                      ----------        -----------
                  Total current liabilities                              389,181            386,511

Long-term debt, excluding current portion                                    785                825
Other                                                                        105                140


Stockholders' Equity:
         Preferred stock, par value $ .01 per share, 1,000,000
              shares authorized; none issued                                 -                  -
         Common stock, par value $ .01 per share:
              Class A - 50,000,000 shares authorized; 18,461,599
                and 18,421,845 shares issued and outstanding at
                December 31, 2001 and June 30, 2001, respectively            184                184
              Class B - 20,000,000 shares authorized; 5,255,210
                and 5,294,964 shares issued and outstanding at
                December 31, 2001 and June 30, 2001, respectively             53                 53
         Paid-in capital                                                 271,943            271,943
         Accumulated deficit                                            (156,103)          (145,685)
                                                                      ----------       ------------
                  Total stockholders' equity                             116,077            126,495
                                                                       ---------       ------------
                  Total liabilities and stockholders' equity            $506,148        $   513,971
                                                                        ========        ===========


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

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  DECEMBER 31,                  DECEMBER 31,
                                                              2001           2000            2001           2000
                                                              ----           ----            ----           ----
Revenues                                                    $161,708       $157,461        $319,544       $316,483
Cost of revenues                                             135,327        128,788         265,983        259,773
                                                           ----------     ----------     -----------     ----------
Gross profit                                                  26,381         28,673          53,561         56,710
Selling, general and administrative expenses                  25,089         27,413          50,420         54,414
                                                           ----------     ----------     -----------     ----------
Operating income                                               1,292          1,260           3,141          2,296
Interest expense, net                                          6,456          8,363          13,409         16,412
                                                           ----------     ----------     -----------     ----------
Loss before income taxes                                      (5,164)        (7,103)        (10,268)       (14,116)
Income tax expense                                                75            100             150            200
                                                           ----------     ----------     -----------     ----------
Net loss                                                    $ (5,239)      $ (7,203)      $ (10,418)      $(14,316)
                                                           ==========     ==========     ===========     ==========

Net loss per share - basic                                  $  (0.22)      $  (0.31)        $ (0.44)       $ (0.61)
                                                           ==========     ==========     ===========     ==========
Net loss per share - diluted                                $  (0.22)      $  (0.31)        $ (0.44)       $ (0.61)
                                                           ==========     ==========     ===========     ==========

Average shares outstanding - basic                            23,717         23,562          23,717         23,356
                                                           ==========     ==========     ===========     ==========
Average shares outstanding - diluted                          23,717         23,562          23,717         23,356
                                                           ==========     ==========     ===========     ==========










            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                            2001              2000
                                                                     -----------------------------------

OPERATING ACTIVITIES
Net loss                                                              $   (10,418)         $ (14,316)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
         Depreciation and amortization                                      6,574             12,764
         Changes in assets and liabilities, net of effects of
            assets and liabilities acquired:
                  Accounts receivable, net                                 (1,026)               905

                  Accounts payable and other liabilities                    6,302             17,945
                  Other, net                                                  424              4,477
                                                                     -----------------------------------
Net cash provided by operating activities                                   1,856             21,775
                                                                     -----------------------------------

INVESTING ACTIVITIES
Capital expenditures for property and equipment, net                       (2,728)            (1,483)
Other                                                                        (120)              (362)
                                                                     -----------------------------------
Net cash used in investing activities                                      (2,848)            (1,845)
                                                                     -----------------------------------

FINANCING ACTIVITIES
Repayment of long-term debt                                                  (276)              (356)
                                                                     -----------------------------------
Net cash used in financing activities                                        (276)              (356)
                                                                     -----------------------------------

Net increase (decrease) in cash and cash equivalents                       (1,268)            19,574
Cash and cash equivalents at beginning of period                           39,464             16,387
                                                                     -----------------------------------
Cash and cash equivalents at end of period                            $    38,196          $  35,961
                                                                     ===================================





            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2001.

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

     At December 31, 2001, the Company is in violation of certain financial covenants of the Credit Facility. On April 21, 2000, the Company received a formal notice of default from the senior lenders. As a result of the notice of default, the interest rate on the Credit Facility (excluding facility fee) increased to the Prime Rate plus 2.25% (7.0% at December 31, 2001). In addition, the Company will not be permitted to obtain any further funds under the Credit Facility until the defaults have been waived by the senior lenders. The Company is currently in discussions to obtain waivers of the covenant violations and to amend the credit agreement. Until the amendment to the credit agreement is obtained, the borrowings of $206.1 million under the Credit Facility at December 31, 2001 will be classified as a current liability. Failure to obtain the waiver and amendment could have a material adverse effect on the Company. If the waiver and amendment are not obtained, the Company's lenders may accelerate the maturity of the Company's obligations and/or exercise other remedies under the credit agreement including exercising their rights with respect to the pledged collateral.

     The Company elected to not make the semi-annual $2.875 million interest payments due February 15, 2001 and August 15, 2001 on the Company's 5 3/4% Convertible Subordinated Debentures due 2004 (debentures). On April 6, 2001, the Company received a formal Notice of Default and Acceleration and Demand for Payment from the Indenture Trustee. The Indenture Trustee declared the entire principal and any accrued interest thereon to be immediately due and payable and demanded immediate payment of such amounts. If such payments are not made, the Indenture Trustee reserves the right to pursue remedial measures in accordance with the Indenture, including, without limitation, collection activities. As of December 31, 2001, the amount of principal and accrued interest is $107.9 million. The Company is currently in discussions with an ad hoc committee of debenture holders regarding a possible restructuring of this indebtedness. The timing and ultimate outcome of these negotiations is uncertain and could have a material adverse effect on the Company. As a result of the above noted debentures being in default, an additional $2.2 million of the Company's 5 3/4% Convertible Subordinated Debentures due 2004 are also in default. Until the defaults are resolved, convertible subordinated debentures of $102.2 million and the related accrued interest will be classified as a current liability.

3. The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128):


                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    DECEMBER 31,                   DECEMBER 31,
                                                             ---------------------------    ---------------------------
                                                                 2001          2000             2001          2000
                                                             ------------- -------------    ------------- -------------
                                                                     (in thousands, except per share information)
Numerator:
     Numerator for basic earnings per share - net loss       $    (5,239)  $     (7,203)    $  (10,418)   $  (14,316)
     Effect of dilutive securities:
        Convertible debentures                                        -             -                -             -
                                                             ---------------------------    ---------------------------

        Numerator for diluted earnings per share             $    (5,239)  $     (7,203)    $  (10,418)   $   (14,316)
                                                             ===========================    ===========================

Denominator:
      Denominator for basic earnings per share -
        weighted average common shares                            23,717         23,562         23,717         23,356
                                                             ---------------------------    ---------------------------
      Effect of dilutive securities:
         Stock options                                                 -             -               -              -
         Convertible debentures                                        -             -               -              -
                                                             ---------------------------    ---------------------------
      Dilutive potential common shares                                 -             -               -              -
                                                             ---------------------------    ---------------------------

      Denominator for diluted earnings per share                  23,717         23,562         23,717         23,356
                                                             ===========================    ===========================

Basic earnings per share:
      Net loss per share                                     $     (0.22)  $      (0.31)    $    (0.44)   $     (0.61)
                                                             ===========================    ===========================

Diluted earnings per share
      Net loss per share                                     $     (0.22)  $      (0.31)    $    (0.44)   $     (0.61)
                                                             ===========================    ===========================


     At December 31, 2001 and 2000, the Company had 1,954,798 and 1,958,632,
     respectively, of employee stock options that are potentially dilutive that were not included in the computation of diluted earnings per share as their effect would be antidilutive. The Company had $102,228,000 and $102,000,000 of convertible subordinated debentures outstanding at December 31, 2001 and 2000, respectively, that were convertible into 3,258,104, shares of Class A Common Stock, that were not included in the computation of diluted earnings per share as their effect would be antidilutive for all periods presented.

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

     The Company has elected early adoption of SFAS No. 142 effective July 1, 2001. Under SFAS No. 142, goodwill and other indefinite lived intangible assets will no longer be amortized. Under this non-amortization approach, goodwill and other indefinite lived intangible assets will be reviewed for impairment using a fair value based approach as of the beginning of the year in which SFAS No. 142 is adopted. The Company was required to complete the initial step of the transitional impairment test by December 31, 2001 and is required to complete the final step of the transitional impairment test by the end of the current fiscal year. Going forward, these assets will be tested for impairment on an annual basis or upon the occurrence of certain triggering events as defined by SFAS No. 142. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle as of the beginning of the current fiscal year. The Company has completed the initial step of the transitional impairment test, which indicates that the goodwill of the Company is potentially impaired. As a result, the Company is required to complete the final step of the transitional impairment test. The Company does expect that it will be required to recognize an impairment loss as a result of the adoption of SFAS No. 142. The amount of the impairment loss is not known at this time; however, it could be material to the Company's financial position.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:



                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  DECEMBER 31,               DECEMBER 31,
                                              2001         2000          2001         2000
                                              ----         ----          ----         ----
                                                             (IN THOUSANDS)
    Net Loss:
    As reported                           $ (5,239)    $ (7,203)     $(10,418)    $(14,316)
    Goodwill amortization                        -        2,611             -        5,236
                                           --------     --------      --------     --------
    As adjusted                           $ (5,239)    $ (4,592)     $(10,418)    $ (9,080)
                                           ========     ========      ========     ========

    Basic and Diluted Loss Per Share:
    As reported                           $  (0.22)    $  (0.31)     $  (0.44)    $  (0.61)
    Goodwill amortization                        -         0.12              -        0.22
                                           --------     --------      --------     --------
    As adjusted                           $  (0.22)    $  (0.19)     $  (0.44)    $  (0.39)
                                           ========     ========      ========     ========



     The gross carrying amount and accumulated amortization of intangible assets subject to amortization was $11,334,000 and $7,801,000, respectively, at December 31, 2001. Intangible assets that will continue to be amortized under SFAS No. 142 consist primarily of non-compete covenants, deferred debenture issuance costs and capitalized loan fees. Amortization expense for the three and six month periods ended December 31, 2001 was $463,000 and $1,078,000, respectively. The estimated amortization expense for each of the five fiscal years subsequent to June 30, 2001 is as follows:

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net loss for the three months ended December 31, 2001 was $5,239,000 or $0.22 per diluted share compared to net loss of $7,203,000 or $0.31 per diluted share for the three months ended December 31, 2000. Net loss for the six months ended December 31, 2001 was $10,418,000 or $0.44 per diluted share compared to net loss of $14,316,000 or $0.61 per diluted share for the six months ended December 31, 2000. The results for the three and six month periods ended December 31, 2001 reflect the adoption of Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," which resulted in discontinuing the amortization of goodwill. If SFAS No. 142 would have been effective for the quarter ended December 31, 2000, net loss would have been $4,592,000 and net loss per share would have been $0.19, excluding $2,611,000 of goodwill amortization. If SFAS No. 142 would have been effective for the six months ended December 31, 2000, net loss would have been $9,080,000 and net loss per share would have been $0.39, excluding $5,236,000 of goodwill amortization.

Revenues for the three months ended December 31, 2001 increased $4,247,000 or 2.7% to $161,708,000 from $157,461,000 recorded in the comparable period in fiscal 2001. Revenues for the six months ended December 31, 2001 increased $3,061,000 or 1.0% to $319,544,000 from $316,483,000 recorded in the comparable period in fiscal 2001. The increase in revenue from the prior fiscal year is primarily attributable to pharmaceutical inflation over the last year and the increased utilization of higher priced drugs.

Cost of revenues for the three months ended December 31, 2001 increased $6,539,000 or 5.1% to $135,327,000 from $128,788,000 recorded in the comparable period in fiscal 2001. Cost of revenues as a percentage of revenues for the three month period ended December 31, 2001 was 83.7%, compared to 81.8% for the same period during the prior fiscal year. Cost of revenues for the six months ended December 31, 2001 increased $6,210,000 or 2.4% to $265,983,000 from
$259,773,000 recorded in the comparable period in fiscal 2001. Cost of revenues as a percentage of revenues for the six month period ended December 31, 2001 was 83.2%, compared to 82.1% for the same period during the prior fiscal year. The decline in gross margin as a percentage of revenues was primarily due to an unfavorable change in product mix, the continued shift toward lower margin payer sources such as Medicaid and third party insurance, and lower Medicaid and insurance reimbursement levels. Medicaid and insurance revenues accounted for 59.8% of revenues in the three months ended December 31, 2001 versus 57.0% for the same period during the prior fiscal year. Medicaid and insurance revenues accounted for 59.6% of revenues in the six months ended December 31, 2001 versus 56.0% for the same period during the prior fiscal year.

Selling, general and administrative expenses for the three months ended December 31, 2001 decreased by $2,324,000 or 8.5% to $25,089,000, from $27,413,000 recorded in the comparable period in fiscal 2001. Selling, general and administrative expenses as a percentage of revenues was 15.5% for the three month period ended December 31, 2001, compared to 17.4% during the comparable period in fiscal 2001. Selling, general and administrative expenses for the six months ended December 31, 2001 decreased by $3,994,000 or 7.3% to $50,420,000, from $54,414,000 recorded in the comparable period in fiscal 2001. Selling, general and administrative expenses as a percentage of revenues was 15.8% for the six month period ended December 31, 2001, compared to 17.2% during the comparable period in fiscal 2001.

As discussed above, the Company adopted SFAS No. 142 effective July 1, 2001 and accordingly discontinued the amortization of goodwill. If SFAS No. 142 would have been effective for the six months ended December 31, 2000, selling, general and administrative expenses would have been $49,178,000 or 15.5% of sales compared to $50,420,000 or 15.8 % of sales for the six months ended December 31, 2001. The increase in expenses from the prior year is primarily a result of increases in professional fees related to restructuring activities and bad debt expense, partially offset by a decrease in operating expenses as a result of efforts by the Company to reduce pharmacy operating and overhead expenses.

If SFAS No. 142 would have been effective for the three months ended December 31, 2000, selling, general and administrative expenses would have been $24,802,000 or 15.8% of sales compared to $25,089,000 or 15.5 % of sales for the three months ended December 31, 2001. The increase in expenses from the prior year is primarily a result of an increase in professional fees related to restructuring activities, partially offset by a decrease in operating expenses as a result of efforts by the Company to reduce pharmacy operating and overhead expenses and a decrease in bad debt expense. As noted above, bad debt expense for the six months ended December 31, 2001 increased in comparison to the comparable period in the prior year. However, the Company was able to lower its bad debt expense during the three months ended December 31, 2001, causing a decrease in comparison to the comparable period in the prior fiscal year. The decrease in bad debt expense this quarter is primarily a result of improved collection trends and improved accounts receivable aging characteristics. Days sales outstanding on net accounts receivable decreased to 52 days at December 31, 2001 from 54 days at September 30, 2001 and 55 days at June 30, 2001.

The Company had net interest expense of $6,456,000 and $13,409,000, respectively, for the three and six month periods ended December 31, 2001, compared to net interest expense of $8,363,000 and $16,412,000, respectively, during the comparable period in fiscal 2001. The decrease is primarily attributable to a decrease in interest rates during the past year. As discussed below, the Company is in default on its line of credit agreement and is currently being charged a default interest rate. The Company will continue to pay the default interest rate as long as it is in default of its line of credit agreement.

Liquidity and Capital Resources

Net cash provided by operating activities decreased to $1,856,000 during the six months ended December 31, 2001 from $21,775,000 in the comparable period in fiscal 2001. The decrease in net cash provided by operating activities resulted primarily from an increase in accounts payable in the prior year due to an interim modification of payment terms negotiated with a major Company supplier. The Company is continuing its negotiations with this supplier to achieve a permanent modification in payment terms. The timing and ultimate outcome of these negotiations is uncertain and could have a material adverse effect on the Company.

Net cash used in investing activities increased to $2,848,000 during the six months ended December 31, 2001 from $1,845,000 recorded in the comparable period in fiscal 2001. The increase is primarily the result of increased capital expenditures during the current period.

Net cash used in financing activities decreased to $276,000 during the six months ended December 31, 2001 from $356,000 recorded in the comparable period in fiscal 2001.

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

The Company elected to not make the semi-annual $2.875 million interest payments due February 15, 2001 and August 15, 2001 on the Company's 5 3/4% Convertible Subordinated Debentures due 2004 (debentures). On April 6, 2001, the Company received a formal Notice of Default and Acceleration and Demand for Payment from the Indenture Trustee. The Indenture Trustee declared the entire principal and any accrued interest thereon to be immediately due and payable and demanded immediate payment of such amounts. If such payments are not made, the Indenture Trustee reserves the right to pursue remedial measures in accordance with the Indenture, including, without limitation, collection activities. As of December 31, 2001, the amount of principal and accrued interest is $107.9 million. The Company is currently in discussions with an ad hoc committee of debenture holders regarding a possible restructuring of this indebtedness. The timing and ultimate outcome of these negotiations is uncertain and could have a material adverse effect on the Company. As a result of the above noted debentures being in default, an additional $2.2 million of the Company's 5

3/4% Convertible Subordinated Debentures due 2004 are also in default. Until the defaults are resolved, convertible subordinated debentures of $102.2 million and the related accrued interest will be classified as a current liability.

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

At December 31, 2001, the Company is in violation of certain financial covenants of the Credit Facility. On April 21, 2000, the Company received a formal notice of default from the senior lenders. As a result of the notice of default, the interest rate on the Credit Facility (excluding facility fee) increased to the Prime Rate plus 2.25% (7.0% at December 31, 2001). In addition, the Company will not be permitted to obtain any further funds under the Credit Facility until the defaults have been waived by the senior lenders. The Company is currently in discussions to obtain waivers of the covenant violations and to amend the credit agreement. Until the amendment to the credit agreement is obtained, the borrowings of $206.1 million under the Credit Facility at December 31, 2001 will be classified as a current liability. Failure to obtain the waiver and amendment could have a material adverse effect on the Company. If the waiver and amendment are not obtained, the Company's lenders may accelerate the maturity of the Company's obligations and/or exercise other remedies under the credit agreement including exercising their rights with respect to the pledged collateral. Subject to obtaining the necessary waivers and amendments, the Company expects to meet future financing needs principally through the use of the Credit Facility and cash generated from operations.

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

Brown, Gibbons, Lang & Company Securities, Inc. (BGL&Co.) is acting as the Company's financial advisor in its continuing discussions with the Company's senior lenders and with an ad hoc committee of holders of the 5 3/4% Convertible Subordinated Debentures due 2004, with respect to the defaults and to restructuring options. BGL&Co. is also discussing various strategic alternatives with third parties. No decision has been made to enter into any transaction or as to what form any transaction might take. NCS can give no assurance with respect to the outcome of these discussions or negotiations.

The Company's effective income tax rate for the three and six month periods ended December 31, 2001 and 2000 differs from the federal statutory rate primarily as a result of the recording of a full valuation allowance against the Company's net deferred tax assets consisting primarily of net operating loss carryforwards.

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

The Company has elected early adoption of SFAS No. 142 effective July 1, 2001. Under SFAS No. 142, goodwill and other indefinite lived intangible assets will no longer be amortized. Under this non-amortization approach, goodwill and other indefinite lived intangible assets will be reviewed for impairment using a fair value based approach as of the beginning of the year in which SFAS No. 142 is adopted. The Company was required to complete the initial step of the transitional impairment test by December 31, 2001 and is required to complete the final step of the transitional impairment test by the end of the current fiscal year. Going forward, these assets will be tested for impairment on an annual basis or upon the occurrence of certain triggering events as defined by SFAS No. 142. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle as of the beginning of the current fiscal year. The Company has completed the initial step of the transitional impairment test, which indicates that the goodwill of the Company is potentially impaired. As a result, the Company is required to complete the final step of the transitional impairment test. The Company does expect that it will be required to recognize an impairment loss as a result of the adoption of SFAS No. 142. The amount of the impairment loss is not known at this time; however, it could be material to the Company's financial position.

Disclosure Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, including, but not limited to, those regarding the Company's financial position, business strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have expected effects on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company may differ materially from those expressed or implied by any such forward-looking statements. Among the factors that could cause actual results to differ materially from the Company's expectations include continuation of various trends in the long-term care market (including the trend toward consolidation and the impact of the Balanced Budget Act of 1997), competition among providers of long-term care pharmacy services, changes in reimbursement levels from State Medicaid programs and third-party insurance plans, the Company's negotiations with its senior lenders regarding its revolving credit facility, the Company's negotiations with an ad hoc committee of holders of its 5 3/4% convertible subordinated debentures due 2004, negotiations regarding payment terms with suppliers, changes in regulatory requirements and Federal and State reimbursement levels, reform of the health care delivery system, litigation matters, implementation of newly issued accounting standards, other factors and risks and uncertainties described in the Company's SEC reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company has managed its interest rate risk by balancing its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company has a balance of $206,130,000 on its revolving credit facility at December 31, 2001, which is subject to a variable rate of interest based on the Prime Rate. Assuming borrowings at December 31, 2001, a one-hundred basis point change in interest rates would impact net interest expense by approximately $2,061,300 per year.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on December 11, 2001 (the "Annual Meeting"), the stockholders voted to elect Jon H. Outcalt and Richard L. Osborne each to an additional three-year term as Director of the Company. Votes were cast as follows:

          VOTES               JON H. OUTCALT              RICHARD L. OSBORNE
          -----               --------------              ------------------
           For                  67,792,851                    67,803,611
         Withheld                186,787                        176,027


For a description of the bases used in tabulating the above-referenced vote, see the Company's definitive proxy statement used in connection with the Annual Meeting.

The term of office of the following Directors of the Company continued after the Annual Meeting: Kevin B. Shaw and Boake A. Sells.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the three months ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               NCS HealthCare, Inc.
                                                   (Registrant)

Date:    February 13, 2002          By       /s/     Kevin B. Shaw
                                    ----------------------------------------
                                    Kevin B. Shaw
                                    President, Chief Executive Officer, Secretary and Director


Date:    February 13, 2002          By       /s/     William B. Byrum
                                    ---------------------------------------------
                                    William B. Byrum
                                    Executive Vice President and Chief Operating Officer


Date:    February 13, 2002          By      /s/      Gerald D. Stethem
                                    -----------------------------------------------
                                    Gerald D. Stethem
                                    Senior Vice President and Chief Financial Officer

