Form 10-Q
period 2002-03-31
NCS HEALTHCARE INC
filed 2002-05-15
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002

Commission File Number-   0-27602
                          -------

                              NCS HealthCare, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    No.    34-1816187
------------------------------------         -----------------------------------
  (State or other jurisdiction               (IRS employer identification umber)
of incorporation or organization)


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

Class A Common Stock, $ .01 par value - 18,461,599 shares as of May 10, 2002 Class B Common Stock, $ .01 par value - 5,255,210 shares as of May 10, 2002

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                                         Page
                                                                                         ----
Part I.  Financial Information:

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
               March 31, 2002 and June 30, 2001                                            3

         Condensed Consolidated Statements of Operations
               Three and nine months ended-
               March 31, 2002 and 2001                                                     4

         Condensed Consolidated Statements of Cash Flows-
               Nine months ended-
               March 31, 2002 and 2001                                                     5

Notes to Condensed Consolidated Financial Statements - March  31, 2002                     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                     9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       13

Part II. Other Information:

Item 6.  Exhibits and Reports on Form  8-K                                                13

Signatures                                                                                14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                  (UNAUDITED)    (NOTE A)
                                                                    MARCH 31,     JUNE 30,
                                                                      2002          2001
                                                                   ---------    ---------
ASSETS
Current Assets:
Cash and cash equivalents                                          $  42,238    $  39,464
Accounts receivable, less allowances                                  88,913       94,447
Inventories                                                           31,248       32,770
Other                                                                  2,636        3,301
                                                                   ---------    ---------
                  Total current assets                               165,035      169,982

Property and equipment, at cost
         net of accumulated depreciation and amortization             29,617       34,019
Goodwill, less accumulated amortization                              301,589      301,907
Other assets                                                           7,831        8,063
                                                                   ---------    ---------
                  Total assets                                     $ 504,072    $ 513,971
                                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit in default                                          $ 206,130    $ 206,130
Convertible subordinated debentures in default                       102,361      102,107
Accounts payable                                                      49,260       56,349
Accrued expenses and other liabilities                                30,988       21,925
                                                                   ---------    ---------
                  Total current liabilities                          388,739      386,511

Long-term debt, excluding current portion                                490          825

Other                                                                     89          140

Stockholders' Equity:
         Preferred stock, par value $ .01 per share, 1,000,000
              shares authorized; none issued                            --           --
         Common stock, par value $ .01 per share:
              Class A - 50,000,000 shares authorized; 18,461,599
                and 18,421,845 shares issued and outstanding at
                March 31, 2002 and June 30, 2001, respectively           184          184
              Class B - 20,000,000 shares authorized; 5,255,210
                and 5,294,964 shares issued and outstanding at
                March 31, 2002 and June 30, 2001, respectively            53
                                                                                       53
         Paid-in capital                                             271,943      271,943
         Accumulated deficit                                        (157,426)    (145,685)
                                                                   ---------    ---------
                  Total stockholders' equity                         114,754      126,495
                                                                   ---------    ---------
                  Total liabilities and stockholders' equity       $ 504,072    $ 513,971
                                                                   =========    =========

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

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      MARCH 31,                  MARCH 31,
                                                  2002         2001         2002         2001
                                               ---------    ---------    ---------    ---------
Revenues                                       $ 163,816    $ 154,890    $ 483,360    $ 471,373
Cost of revenues                                 137,398      127,214      403,381      386,987
                                               ---------    ---------    ---------    ---------
Gross profit                                      26,418       27,676       79,979       84,386
Selling, general and administrative expenses      21,576       40,476       71,996       94,890
                                               ---------    ---------    ---------    ---------
Operating income (loss)                            4,842      (12,800)       7,983      (10,504)

Interest expense, net                              6,090        7,907       19,499       24,319
                                               ---------    ---------    ---------    ---------
Loss before income taxes                          (1,248)     (20,707)     (11,516)     (34,823)
Income tax expense                                    75          100          225          300
                                               ---------    ---------    ---------    ---------
Net loss                                       $  (1,323)   $ (20,807)   $ (11,741)   $ (35,123)
                                               =========    =========    =========    =========

Net loss per share - basic                     $   (0.06)   $   (0.88)   $   (0.50)   $   (1.50)
                                               =========    =========    =========    =========
Net loss per share - diluted                   $   (0.06)   $   (0.88)   $   (0.50)   $   (1.50)
                                               =========    =========    =========    =========
Shares used in the computation - basic            23,717       23,717       23,717       23,475
Shares used in the computation - diluted          23,717       23,717       23,717       23,475


            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                                 MARCH 31,
                                                                             2002        2001
                                                                           --------    --------
OPERATING ACTIVITIES
Net loss                                                                   $(11,741)   $(35,123)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
         Non-cash portion of fixed asset impairment charge                     --         2,106
         Loss on sale of exited business                                        537        --
         Depreciation and amortization                                        9,828      18,642
         Changes in assets and liabilities, net of effects of assets and liabilities acquired:
                  Accounts receivable, net                                   (1,704)     17,539
                  Accounts payable and other liabilities                      7,405      19,404
                  Other, net                                                  2,023       6,675
                                                                           --------    --------
Net cash provided by operating activities                                     6,348      29,243
                                                                           --------    --------
INVESTING ACTIVITIES
Capital expenditures for property and equipment, net                         (3,912)     (2,790)
Other                                                                           677        (177)
                                                                           --------    --------
Net cash used in investing activities                                        (3,235)     (2,967)
                                                                           --------    --------
FINANCING ACTIVITIES
Repayment of long-term debt                                                    (339)       (501)
                                                                           --------    --------
Net cash used in financing activities                                          (339)       (501)
                                                                           --------    --------
Net increase in cash and cash equivalents                                     2,774      25,775
Cash and cash equivalents at beginning of period                             39,464      16,387
                                                                           --------    --------
Cash and cash equivalents at end of period                                 $ 42,238    $ 42,162
                                                                           ========    ========


            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2001.

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

    At March 31, 2002, the Company is in violation of certain financial covenants of the Credit Facility. On April 21, 2000, the Company received a formal notice of default from the senior lenders. As a result of the notice of default, the interest rate on the Credit Facility (excluding facility fee) increased to the Prime Rate plus 2.25% (7.0% at March 31, 2002). In addition, the Company will not be permitted to obtain any further funds under the Credit Facility until the defaults have been waived by the senior lenders. The Company is currently in discussions to obtain waivers of the covenant violations and to amend the credit agreement. Until the amendment to the credit agreement is obtained, the borrowings of $206.1 million under the Credit Facility at March 31, 2002 will be classified as a current liability. Failure to obtain the waiver and amendment could have a material adverse effect on the Company. If the waiver and amendment are not obtained, the Company's lenders may accelerate the maturity of the Company's obligations and/or exercise other remedies under the credit agreement including exercising their rights with respect to the pledged collateral.

    The Company elected to not make the semi-annual $2.875 million interest payments due February 15 and August 15, 2001 and February 15, 2002 on the Company's 5 3/4% Convertible Subordinated Debentures due 2004 (Debentures). On April 6, 2001, the Company received a formal Notice of Default and Acceleration and Demand for Payment from the Indenture Trustee. The Indenture Trustee declared the entire principal and any accrued interest thereon to be immediately due and payable and demanded immediate payment of such amounts. If such payments are not made, the Indenture Trustee reserves the right to pursue remedial measures in accordance with the Indenture, including, without limitation, collection activities. As of March 31, 2002, the amount of principal and accrued interest is $109.3 million. The Company is currently in discussions with an ad hoc committee of debenture holders regarding a possible restructuring of this indebtedness. The timing and ultimate outcome of these negotiations is uncertain and could have a material adverse effect on the Company. As a result of the above noted Debentures being in default, an additional $2.4 million of the Company's 5 3/4% Convertible Subordinated Debentures due 2004 are also in default. Until the defaults are resolved, convertible subordinated debentures of $102.4 million and the related accrued interest will be classified as a current liability.

3. The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128):

                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                               MARCH 31,               MARCH 31,
                                                        --------------------    --------------------
                                                          2002        2001        2002        2001
                                                        --------    --------    --------    --------
Numerator:
  Numerator for basic earnings per share - net income   $ (1,323)   $(20,807)   $(11,741)   $(35,123)
  Effect of dilutive securities:
     Convertible debentures                                 --          --          --          --
                                                        --------    --------    --------    --------
     Numerator for diluted earnings per share           $ (1,323)   $(20,807)   $(11,741)   $(35,123)
                                                        ========    ========    ========    ========
Denominator:
   Denominator for basic earnings per share -
     Weighted average common shares                       23,717      23,717      23,717      23,475
                                                        --------    --------    --------    --------
   Effect of dilutive securities:
      Stock options                                         --          --          --          --
      Convertible debentures                                --          --          --          --
                                                        --------    --------    --------    --------
   Dilutive potential common shares                         --          --          --          --
                                                        --------    --------    --------    --------
   Denominator for diluted earnings per share             23,717      23,717      23,717      23,475
                                                        ========    ========    ========    ========
Basic earnings per share                                $  (0.06)   $  (0.88)   $  (0.50)   $  (1.50)
                                                        ========    ========    ========    ========
Diluted earnings per share                              $  (0.06)   $  (0.88)   $  (0.50)   $  (1.50)
                                                        ========    ========    ========    ========

    At March 31, 2002 and 2001, respectfully, the Company has 2,522,582 and 1,958,632 employee stock options that are potentially dilutive that were not included in the computation of diluted earnings per share as their effect would be antidilutive for all periods presented. The Company had $102,361,000 and $102,116,000 of convertible subordinated debentures outstanding at March 31, 2002 and 2001, respectively, that were convertible into 3,258,104 shares of Class A Common Stock, respectively, that were not included in the computation of diluted earnings per share as their effect would be antidilutive for all periods presented.

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

    In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:



                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                              MARCH 31,                   MARCH 31,
                                           2002         2001          2002          2001
                                        ----------   ----------    ----------    ----------
                                                            (IN THOUSANDS)
    Net Loss:
    As reported                         $   (1,323)  $  (20,807)      (11,741)   $  (35,123)
    Goodwill amortization                     --          2,544          --           7,780
                                        ----------   ----------    ----------    ----------
    As adjusted                         $   (1,323)  $  (18,263)   $  (11,741)   $  (27,343)
                                        ==========   ==========    ==========    ==========

    Basic and Diluted Loss Per Share:
    As reported                         $    (0.06)  $    (0.88)   $    (0.50)   $    (1.50)
                                        ----------   ----------    ----------    ----------
    Goodwill amortization                     --           0.11          --            0.34
                                        ----------   ----------    ----------    ----------
    As adjusted                         $    (0.06)  $    (0.77)   $    (0.50)   $    (1.16)
                                        ==========   ==========    ==========    ==========



    The gross carrying amount and accumulated amortization of intangible assets subject to amortization was $11,284,000 and $8,188,000, respectively, at March 31, 2002. Intangible assets that will continue to be amortized under SFAS No. 142 consist primarily of non-compete covenants, deferred debenture issuance costs and capitalized loan fees. Amortization expense for the three and nine month periods ended March 31, 2002 was $437,000 and $1,515,000, respectively. The estimated amortization expense for each of the five fiscal years subsequent to June 30, 2001 is as follows:

FISCAL YEAR
ENDING JUNE 30,                                                         AMOUNT
---------------                                                         ------
2002                                                                $1,980,000
2003                                                                 1,082,000
2004                                                                   879,000
2005                                                                   394,000
2006                                                                   201,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net loss for the three months ended March 31, 2002 was $1,323,000 or $0.06 per diluted share compared to net loss of $20,807,000 or $0.88 per diluted share for the three months ended March 31, 2001. Net loss for the nine months ended March 31, 2002 was $11,741,000 or $0.50 per diluted share compared to net loss of $35,123,000 or $1.50 per diluted share for the nine months ended March 31, 2001. Excluding bad debt expense for exited businesses, fixed asset impairment charges and additional expenses related to restructuring activities, net loss for the three and nine months ended March 31, 2001 would have been $7,624,000 and $21,940,000 and net loss per diluted share would have been $0.32 and $0.93, respectively.

The results for the three and nine month periods ended March 31, 2002 reflect the adoption of Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," which resulted in discontinuing the amortization of goodwill. If SFAS No. 142 would have been effective for the quarter ended March 31, 2001, net loss would have been $18,263,000 and net loss per share would have been $0.77, excluding $2,544,000 of goodwill amortization. If SFAS No. 142 would have been effective for the nine months ended March 31, 2001, net loss would have been $27,343,000 and net loss per share would have been $1.16, excluding $7,780,000 of goodwill amortization.

Revenues for the three months ended March 31, 2002 increased $8,926,000 or 5.8% to $163,816,000 from $154,890,000 recorded in the comparable period in fiscal 2001. Revenues for the nine months ended March 31, 2002 increased $11,987,000 or 2.5% to $483,360,000 from $471,373,000 recorded in the comparable period in fiscal 2001. The increase in revenue from the prior fiscal year is primarily attributable to pharmaceutical inflation over the last year and the increased utilization of higher priced drugs.

Cost of revenues for the three months ended March 31, 2002 increased $10,184,000 or 8.0% to $137,398,000 from $127,214,000 recorded in the comparable period in fiscal 2001. Cost of revenues for the nine months ended March 31, 2002 increased $16,394,000 or 4.2% to $403,381,000 from $386,987,000 recorded in the comparable period in fiscal 2001. Cost of revenues as a percentage of revenues for the three and nine months ended March 31, 2002 was 83.9% and 83.5%, respectively, compared to 82.1% and 82.1%, respectively, for the comparable periods during the prior fiscal year. The decline in gross margin as a percentage of revenues was primarily due to an unfavorable change in product mix, the continued shift toward lower margin payer sources such as Medicaid and third party insurance plans, and lower Medicaid and third party insurance reimbursement levels. Medicaid and third party insurance revenues accounted for 60.1% of revenues in the three months ended March 31, 2002 versus 58.5% for the same period during the prior fiscal year. Medicaid and third party insurance revenues accounted for 59.8% of revenues in the nine months ended March 31, 2002 versus 56.8% for the same period during the prior fiscal year.

Selling, general and administrative expenses for the three months ended March 31, 2002 decreased by $18,900,000 or 46.7% to $21,576,000 from $40,476,000 recorded in the comparable period in fiscal 2001. Selling, general and administrative expenses for the nine months ended March 31, 2002 decreased by $22,894,000 or 24.1% to $71,996,000 from $94,890,000 recorded in the comparable period in fiscal 2001. Selling, general and administrative expenses as a percentage of revenues was 13.2% and 14.9% for the three and nine month periods ended March 31, 2002, respectively, compared to 26.1% and 20.1% during the comparable periods in fiscal 2001.

Selling, general and administrative expenses for the three and nine months ended March 31, 2001 included $13,183,000 for bad debt expense for exited businesses, fixed asset impairment charges and additional expenses related to restructuring activities. The Company recorded $10,043,000 of additional bad debt expense to fully reserve for remaining accounts receivable of non-core and non-strategic businesses exited during the twelve months ended March 31, 2001. These businesses were ancillary to the core pharmacy operations and as part of the restructuring activities were either sold, if there was an available buyer, or shut down. While the Company has continued collection efforts on these receivables, collection has been much more difficult than anticipated. The Company recorded additional expenses related to restructuring activities of approximately $1,034,000, primarily for lease terminations associated with the continuing implementation and execution of strategic restructuring and consolidation activities. The Company recorded a fixed asset impairment charge of $2,106,000 in accordance with

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" (SFAS No. 121). This charge relates primarily to changes in asset values resulting from the impact of restructuring activities and changes in operational processes under restructured operations.

As discussed above, the Company adopted SFAS No. 142 effective July 1, 2001 and accordingly discontinued the amortization of goodwill. If SFAS No. 142 would have been effective for the three and nine months ended March 31, 2001, selling, general and administrative expenses would have been $37,932,000 and $87,110,000, respectively.

Excluding the impact of the adoption of SFAS No. 142 and bad debt expense for exited businesses, fixed asset impairment charges and additional expenses related to restructuring activities, selling, general and administrative expenses for the three months ended March 31, 2001 would have been $24,749,000 or 16.0% of sales compared to $21,576,000 or 13.2% of sales for the three months ended March 31, 2002. Excluding the impact of the adoption of SFAS No. 142 and bad debt expense for exited businesses, fixed asset impairment charges and additional expenses related to restructuring activities, selling, general and administrative expenses for the nine months ended March 31, 2001 would have been $73,927,000 or 15.7% of sales compared to $71,996,000 or 14.9% of sales for the nine months ended March 31, 2002. The decrease in expenses from the prior year is a result of efforts by the Company to reduce operating and overhead costs and a decrease in bad debt expense, partially offset by an increase in professional fees related to restructuring activities. The decrease in bad debt expense is primarily a result of improved collection trends and improved accounts receivable aging characteristics. Days sales outstanding on net accounts receivable decreased to 49 days at March 31, 2002 from 52 days at December 31, 2001 and 55 days at June 30, 2001.

The Company had net interest expense of $6,090,000 and $19,499,000 for the three and nine months ended March 31, 2002, respectively, compared to net interest expense of $7,907,000 and $24,319,000 during the comparable periods in fiscal 2001. The decrease is primarily attributable to a decrease in interest rates during the past year. As discussed below, the Company is in default on its line of credit agreement and is currently being charged a default interest rate. The Company will continue to pay the default interest rate as long as it is in default of its line of credit agreement.

Liquidity and Capital Resources

Net cash provided by operating activities decreased to $6,348,000 during the nine months ended March 31, 2002 from $29,243,000 recorded in the comparable period in fiscal 2001. The decrease in net cash provided by operating activities resulted primarily from an increase in accounts payable in the prior year due to an interim modification of payment terms negotiated with a major Company supplier. The Company is continuing its negotiations with this supplier to achieve a permanent modification in payment terms. In addition, there are other contractual obligations between the Company and this supplier under which the supplier owes the Company certain amounts. These amounts are currently being withheld by the supplier causing the Company to have receivables from the supplier. These receivables have been netted against accounts payable to the supplier for financial reporting purposes. While the Company believes that the receivables arising from these contractual obligations are collectible, they are being withheld as part of the continuing negotiations. The timing and ultimate outcome of these negotiations are uncertain and could have a material adverse effect on the Company.

Net cash used in investing activities increased to $3,235,000 during the nine months ended March 31, 2002 from $2,967,000 recorded in the comparable period in fiscal 2001. The increase is primarily the result of increased capital expenditures during the current period.

Net cash used in financing activities decreased to $339,000 during the nine months ended March 31, 2002 from $501,000 recorded in the comparable period in fiscal 2001.

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

The Company elected to not make the semi-annual $2.875 million interest payments due February 15 and August 15, 2001 and February 15, 2002 on the Company's 5 3/4% Convertible Subordinated Debentures due 2004 (Debentures). On April 6, 2001, the Company received a formal Notice of Default and Acceleration and Demand for Payment from the Indenture Trustee. The Indenture Trustee declared the entire principal and any accrued interest thereon to be immediately due and payable and demanded immediate payment of such amounts. If such payments are not made, the Indenture Trustee reserves the right to pursue remedial measures in accordance with the Indenture, including, without limitation, collection activities. As of March 31, 2002, the amount of principal and accrued interest is $109.3 million. The Company is currently in discussions with an ad hoc committee of debenture holders regarding a possible restructuring of this indebtedness. The timing and ultimate outcome of these negotiations is uncertain and could have a material adverse effect on the Company. As a result of the above noted Debentures being in default, an additional $2.4 million of the Company's 5 3/4% Convertible Subordinated Debentures due 2004 are also in default. Until the defaults are resolved, convertible subordinated debentures of $102.4 million and the related accrued interest will be classified as a current liability.

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

At March 31, 2002, the Company is in violation of certain financial covenants of the Credit Facility. On April 21, 2000, the Company received a formal notice of default from the senior lenders. As a result of the notice of default, the interest rate on the Credit Facility (excluding facility fee) increased to the Prime Rate plus 2.25% (7.0% at March 31, 2002). In addition, the Company will not be permitted to obtain any further funds under the Credit Facility until the defaults have been waived by the senior lenders. The Company is currently in discussions to obtain waivers of the covenant violations and to amend the credit agreement. Until the amendment to the credit agreement is obtained, the borrowings of $206.1 million under the Credit Facility at March 31, 2002 will be classified as a current liability. Failure to obtain the waiver and amendment could have a material adverse effect on the Company. If the waiver and amendment are not obtained, the Company's lenders may accelerate the maturity of the Company's obligations and/or exercise other remedies under the credit agreement including exercising their rights with respect to the pledged collateral. Subject to obtaining the necessary waivers and amendments, the Company will be required to meet future financing needs principally through the use of cash generated from operations.

During the past three years the Company has implemented measures to improve cash flows generated from operating activities, including reductions in operating and overhead costs by continuing the consolidation and/or closing of pharmacy locations, continuing its employee reduction plan, more aggressive collection activity and inventory reduction efforts, and an interim modification of payment terms negotiated with a major Company supplier. However, the Company may require additional capital resources for internal working capital needs and may need to incur additional indebtedness to meet these requirements. Additional funds are currently not available under the Credit Facility as described above and there can be no assurances that additional funds will be available.

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

The Company's effective income tax rate for the three and nine months ended March 31, 2002 and 2001 differs from the federal statutory rate primarily as a result of the recording of a full valuation allowance against the Company's net deferred tax assets consisting primarily of net operating loss carryforwards.

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

Disclosure Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, including, but not limited to, those regarding the Company's financial position, business strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have expected effects on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company may differ materially from those expressed or implied by any such forward-looking statements. Among the factors that could cause actual results to differ materially from the Company's expectations include continuation of various trends in the long-term care market (including the trend toward consolidation and the continued impact of the Balanced Budget Act of 1997), competition among providers of long-term care pharmacy services, changes in reimbursement levels from State Medicaid programs and third-party insurance plans, the Company's negotiations with its senior lenders regarding its revolving credit facility, the Company's negotiations with an ad hoc committee of holders of its 5 3/4% convertible subordinated debentures due 2004, negotiations regarding payment terms and contractual obligations with suppliers, changes in regulatory requirements and Federal and State reimbursement levels, reform of the health care delivery system, litigation matters, implementation of newly issued accounting standards, other factors and risks and uncertainties described in the Company's SEC reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes.

 The Company's primary market risk exposure relates to interest rate risk. The Company has managed its interest rate risk by balancing its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company has a balance of $206,130,000 on its revolving credit facility at March 31, 2002 which is currently subject to a variable rate of interest based on the Prime Rate. Assuming borrowings at March 31, 2002, a one-hundred basis point change in interest rates would impact net interest expense by approximately $2,061,300 per year.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NCS HealthCare, Inc.

                                  (Registrant)

Date: May 15, 2002               By         /s/ Kevin B. Shaw
                                            -----------------------------------
                                            Kevin B. Shaw
                                            President, Chief Executive Officer
                                            and Director

Date: May 15, 2002               By         /s/ William B. Byrum
                                            -----------------------------------
                                            William B. Byrum
                                            Executive Vice President and
                                            Chief Operating Officer

Date: May 15, 2002               By         /s/  Gerald D. Stethem
                                            -----------------------------------
                                            Gerald D. Stethem
                                            Senior Vice President and
                                            Chief Financial Officer