Form 10-K
period 2002-06-30
NCS HEALTHCARE INC
filed 2002-08-22
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)
                ANNUAL REPORT PURSUANT TO SECTION NO 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   [X] FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of August 15, 2002, the registrant had 18,461,599 shares of Class A Common Stock, par value $.01 per share, and 5,255,210 shares of Class B Common Stock, par value $.01 per share, issued and outstanding. As of that date, the aggregate market value of these shares, which together constitute all of the voting stock of the registrant, held by non-affiliates was $46,191,958 (based upon the closing price of $2.49 per share of Class A Common Stock on the Pink Sheets Electronic Quotation Service on August 15, 2002). For purposes of this calculation, the registrant deems the 355,016 shares of Class A Common Stock and the 4,810,806 shares of Class B Common Stock held by all of its Directors and executive officers to be the shares of Class A Common Stock and Class B Common Stock held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Except as otherwise stated, the information contained in this Form 10-K is as of June 30, 2002.

                              NCS HEALTHCARE, INC.
                         2002 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.   BUSINESS                                                            4
ITEM 2.   PROPERTIES                                                         14
ITEM 3.   LEGAL PROCEEDINGS                                                  14
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                16
ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                    16

                             PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS                                                18
ITEM 6.   SELECTED FINANCIAL DATA                                            19
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                              21
ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         33
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        33
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                                               56

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                    56
ITEM 11.  EXECUTIVE COMPENSATION                                             56
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     60
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     61

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K   62

PART I

ITEM 1. BUSINESS

GENERAL

      NCS HealthCare, Inc. (the "Company" or "NCS") is a leading independent provider of pharmacy services to long-term care institutions including skilled nursing facilities, assisted living facilities and other institutional health care settings. The Company purchases, repackages and dispenses prescription and non-prescription pharmaceuticals and provides customer facilities with related management services, automated medical record keeping, drug therapy evaluation and regulatory assistance. The Company also provides consultant pharmacist services, including monitoring the control, distribution and administration of drugs within the long-term care facility, assisting in compliance with applicable state and federal regulations, therapeutic monitoring and drug utilization review services. The Company also provides various ancillary health care services to complement its core pharmacy services, including infusion therapy, software services and other services. At June 30, 2002, the Company provides pharmacy services to approximately 203,000 long-term care beds in 33 states. The Company is considered to operate principally in one business segment.

      On July 28, 2002, the Company entered into a definitive merger agreement with Genesis Health Ventures, Inc. (Genesis). If the proposed merger is completed, each outstanding share of common stock of the Company will be converted into the right to receive 0.1 of a share of Genesis common stock. At the closing of the proposed merger, Genesis will repay in full the outstanding debt of NCS, including $206 million of senior debt, and will redeem $102 million of 5 3/4% convertible subordinated debentures, including accrued and unpaid interest and any applicable redemption premiums. The completion of the proposed merger is subject to regulatory approvals and other customary conditions, including the approval of the holders of a majority of the outstanding voting power of the Company's common stock.

      In connection with the merger agreement, on July 28, 2002, NCS and Genesis entered into agreements (voting agreements) with certain stockholders of NCS beneficially owning in the aggregate a majority of the outstanding voting power of NCS Common Stock. In the voting agreements, such stockholders agreed (1) to vote their shares of NCS Common Stock in favor of adoption and approval of the merger agreement and against proposals for certain other transactions and (2) not to transfer their shares of NCS Common Stock prior to the consummation of the proposed merger.

      Genesis provides healthcare services to America's elderly through a network of NeighborCare pharmacies and Genesis ElderCare skilled nursing and assisted living facilities. The merger will consolidate the operations of the Company and NeighborCare, Genesis' pharmacy subsidiary, creating the second largest long-term care pharmacy provider in the United States.

      On August 8, 2002, Omnicare, Inc. (Omnicare) commenced a cash tender offer to purchase all of the outstanding shares of Class A and Class B common stock of NCS for $3.50 per share. The effect of the Omnicare tender offer on the proposed merger between NCS and Genesis is not known at this time.


MARKET OVERVIEW

      Institutional pharmacies purchase, repackage and distribute pharmaceuticals to residents of long-term care facilities such as skilled nursing facilities, assisted living facilities and other institutional health care settings. Unlike hospitals, most long-term care facilities do not have on-site pharmacies but depend instead on outside sources to provide the necessary products and services. In response to a changing regulatory environment and other factors, the sophistication and breadth of services required by long-term care facilities have increased dramatically in recent years. Today, in addition to providing pharmaceuticals, institutional pharmacies provide consultant pharmacy services including monitoring the control, distribution and administration of drugs within the long-term care facility and assisting in compliance with applicable state and federal regulations, as well as therapeutic monitoring and drug utilization review services. With the average long-term care facility patient taking seven to nine medications per day, high quality, cost-efficient systems for dispensing and monitoring patient drug regimens are critical. Providing these services places the institutional pharmacy in a central role of influencing the effectiveness and cost of care.

      Based on data from industry sources, the Company estimates that the U.S. market for pharmacy services (including consulting services and related supplies) in long-term care and assisted living facilities will exceed $8.0 billion in fiscal 2003. The number of long-term care facility residents is rising as a result of demographic trends. According to the Administration on Aging, it is estimated that by the year 2030, the number of Americans who will be 85 or older, the segment of the population that comprises the largest percentage of residents at long-term care facilities, will triple. The number of medications taken per day by long-term care facility residents is also increasing due to (i) advances in medical technology which have resulted in the availability of new drug therapy regimens (ii) the increased utilization of recently introduced drug therapies and (iii) the generally higher acuity levels of residents as a result of both payors' efforts to have care delivered in the lowest cost setting and the generally older, and consequently sicker, population of long-term care facility residents.

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

                  Changing Reimbursement Environment. The long-term care market has undergone significant change over the last three years as Medicare's new Prospective Payment System (PPS) has been implemented. This reimbursement change which was mandated by the Balanced Budget Act of 1997 pays nursing homes a flat rate for all services, a significant departure from the prior cost-based system. In order to assist long-term care customers with this new regulation, institutional pharmacy providers must be able to offer sophisticated PPS contracts that include cost-effective formularies.


BUSINESS STRATEGY

      The Company expects that the evolution of the institutional pharmacy industry will follow the path taken by the retail pharmacy industry. Therefore, it is anticipated that prescription margins will continue to face incremental downward pressure over time. Institutional pharmacies that remain successful will need strong internal revenue growth to leverage increased volume over its existing cost base, the ability to leverage scale across all areas of purchasing contracts, a low cost production structure and the ability to leverage size and technology to establish pharmaceutical manufacturers as purchasers of clinical data.

      Over 80% of the skilled nursing home patient population can be accessed through the Company's 74 existing pharmacy sites. These sites served approximately 203,000 long-term care beds at June 30, 2002 in 33 states. Accordingly, NCS is positioned to pursue revenue growth opportunities through its existing infrastructure. The Company has developed an efficient operating structure and can significantly benefit by leveraging incremental volume through existing operational sites. In addition, the Company's investment in common information systems has established a platform to diversify its revenue stream by assisting drug manufacturers in better understanding prescribing trends and changes in the competitive landscape across the long-term care and assisted living population.


SERVICES

      The Company primarily provides institutional pharmacy products and services to long-term care facility residents. The Company also provides various ancillary health care services to complement its core pharmacy service, including infusion therapy, software services, and other services. For the year ended June 30, 2002, approximately 89% of the Company's revenues were derived from providing pharmacy and consultant pharmacy services to long-term care facilities. An additional 4% of revenues were derived from providing infusion therapy services and the remaining 7% were primarily derived from providing various other products and services, including hospital pharmacy management, software services, oxygen and Medicare Part B services.

      Pharmacy Services. The Company's core business is providing pharmaceutical dispensing services to residents of long-term care facilities and other institutions. The Company purchases, repackages and dispenses prescription and non-prescription medication in accordance with physician orders and delivers such prescriptions at least daily to long-term care facilities to be administered to residents by the nursing staffs of these facilities. The Company typically serves facilities within a two-hour drive time of its distribution facilities and provides 24-hour coverage 365 days per year. As of June 30, 2002, the Company provided its services from 74 sites in 33 states.

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

      As of June 30, 2002, 93% of the Company's pharmacy operating facilities were converted to the Concord DX system, the Company's proprietary computer system. The Company utilizes the Concord DX system to control its work flow and improve operating efficiencies. In most cases, the Company uses its bar-coding system where a bar code label is applied to each unit dose package. Through bar coding, information relating to the contents and destination of each unit dose package distributed can be automatically entered into the Concord DX system. This bar code technology enables the Company to monitor pharmaceuticals throughout the production and distribution process, thereby reducing errors, improving pharmacy control and enhancing production efficiency.

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

      Consultant Pharmacy Services. Federal and state regulations mandate that long-term care facilities improve the quality of patient care by retaining consultant pharmacist services to monitor and report on prescription drug therapy. The OBRA legislation implemented in 1990 attempted to further upgrade and standardize health care by mandating more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy as well as facility-wide drug usage. Noncompliance with these regulations may result in monetary sanctions as well as the potential loss of the facility's ability to participate in Medicare and Medicaid reimbursement programs.

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

      Infusion Therapy. Infusion therapy is the intravenous delivery of medication. The Company's infusion therapy services include pain management, hydration, antibiotic therapy and chemotherapy for long-term care residents and home care patients. NCS prepares the product and delivers it to the long-term care facility to be administered to the patient by the nursing staff. Since the proper administration of infusion therapy requires a highly trained nursing staff, the Company provides education and certification programs to its clients in order to assure proper staff training and compliance with regulatory requirements.

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


MANAGEMENT INFORMATION SYSTEMS

      An integral part of NCS' operations is its proprietary management information system called "Concord DX," which has extensive capabilities designed to improve operating efficiencies and controls both internally and at the customer level. In conjunction with the unit dose distribution system and the use of a bar-coding label system on unit dose packages, Concord DX is able to monitor pharmaceuticals within NCS throughout the production and distribution process. At the customer level, Concord DX automatically screens prescription orders received from physicians for patient-specific allergies and potentially adverse reactions given other medications the patient may be receiving. Concord DX is also used to create individual patient medical records and monthly management and quality assurance reports for NCS' customers. To date, Concord DX has been implemented in 93% of the Company's pharmacy operating facilities.

      In 1997, the Company acquired Rescot Systems Group, Inc. ("Rescot"). For the past 13 years, Rescot has developed one of the premier institutional pharmacy operating systems used for managing patient and pharmacy data. Rescot has been instrumental in the design and implementation of Concord DX.

      In May 2001, NCS introduced iAstral(TM) which is a web-based internal company portal. NCS users can access many functions through iAstral(TM) including:

      REAL-TIME BUSINESS MONITORING allows Company personnel to view real-time information related to pharmacy operations including: on-line rejected third party claims, therapeutic interchange opportunities, gross margin opportunities, prescriptions with missing billing information, and prescriptions connected to delinquent accounts.

      HISTORICAL FINANCIAL INFORMATION allows Company personnel to view financial information and operational metrics regarding customers including gross and net sales, gross margin and historical rejected claim data.

      In addition to these internal capabilities, in May 2000, the Company introduced its web-based eASTRAL (TM), which is designed to perform the following functions: (1) improve a nursing home's ability to adapt and operate in an environment of tightening margins and lower reimbursement levels under PPS, (2) enhance the communication between nursing homes and NCS, and (3) improve a nursing home's ability to conform to regulatory requirements. NCS' eASTRAL (TM) modules are as follows:

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

      NDC REPORT is available through the web. This report provides information needed to complete Section U of the MDS for any long-term care patient.

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

      MEDICAL RECORDS PRINTING allows nursing homes to print medical records at their facility.

         The Company believes that these capabilities distinguish NCS from others in the institutional pharmacy industry. As nursing homes become more sophisticated, their interest in and need for these capabilities will increase. The Company believes it is uniquely positioned to fulfill those needs.


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


PURCHASING

      NCS purchases pharmaceuticals primarily through a national wholesale distributor, with whom it has negotiated a prime vendor contract, and directly from certain pharmaceutical manufacturers. The Company also is a member of industry buying groups that contract with manufacturers for volume-based discounted prices which are passed through to the Company by its wholesale distributor. In addition, the Company has formed a group purchasing organization with two other large pharmaceutical buyers in the long-term care and acute care industries. The Company purchases the majority of its pharmaceuticals through this organization. The organization utilizes the same wholesale distributor as the Company. The Company has numerous sources of supply available to it and has not experienced any difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of its business.

CUSTOMERS

      At June 30, 2002, NCS had contracts to provide services to more than 203,000 long-term care beds in 33 states. These contracts, as is typical in the industry, are generally for a period of one year but can be terminated by either party for any reason upon thirty days written notice. Over the past few years, NCS has expanded its customer base to also include rural hospitals. As of June 30, 2002, no individual customer or market group represented more than 5% of the total sales of the Company's institutional pharmacy business.


COMPETITION

      Competition among providers of pharmacy services to long-term care facilities is intense. The Company believes that it is one of the four largest national independent institutional pharmacies in the United States. Institutional pharmacies compete principally on the basis of quality, cost effectiveness and service level. In the geographic areas it serves, the Company competes with local retail pharmacies, captive pharmacies and local, regional and national institutional pharmacies. The Company competes with several other companies with similar marketing strategies, some of which have greater resources than the Company.


REIMBURSEMENT AND BILLING

      As is generally the case for long-term care facility services, NCS receives payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), private third-party insurers and long-term care facilities. For the fiscal year ended June 30, 2002, the Company's payor mix was approximately 49% Medicaid, 20% long-term care facilities (including amounts for which the long-term care facility receives reimbursement under Medicare Part A), 14% private pay, 11% third-party insurance, 1% Medicare and 5% other sources. Medicare and Medicaid are highly regulated. The failure of NCS and/or its client institutions to comply with applicable reimbursement regulations could adversely affect the Company's business.

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

      Medicaid. The Medicaid program is a federal-state cooperative program designed to enable states to provide medical assistance to aged, blind or disabled individuals, or to members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services. State participation in the Medicaid program is voluntary. To become eligible to receive federal funds, a state must submit a Medicaid "state plan" to the Secretary of Health and Human Services (HHS) for approval. The federal Medicaid statute specifies a variety of requirements that the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration. For residents eligible for Medicaid, the Company bills the individual state Medicaid program or, in certain circumstances state designated managed care or other similar organizations. Medicaid programs are funded jointly by the federal government and individual states and are administered by the states. The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by the Centers for Medicare and Medicaid Services (CMS) (formerly the Health Care Finance Administration) and applicable federal law. Federal regulations and the regulations of certain states establish "upper limits" for reimbursement for certain prescription drugs under Medicaid. In most states pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Most states establish a fixed dispensing fee that is adjusted to reflect associated costs on an annual or less frequent basis.

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

      Medicare. The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over or for certain individuals who are disabled. The Medicare program consists of two parts:
Medicare Part A, which covers, among other things, inpatient hospital, skilled long-term care facility, home health care and certain other types of health care services; and Medicare Part B, which covers physicians' services, outpatient services and certain items and services provided by medical suppliers. Medicare Part B also covers a limited number of specifically designated prescription drugs. Services for residents of long-term care facilities eligible for Part A coverage are billed directly to the respective long-term care facility.

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

      Third-Party Insurance. Third-party insurance includes funding for residents covered by private insurance plans, veterans' benefits, workers' compensation and other programs. The resident's individual insurance plan is billed immediately upon dispensing of the pharmacy services. Additionally, the resident is billed monthly for a copay or deductible portion of the pharmacy services. The Company is under contract directly with the various third party insurance plans and the reimbursement rates are determined accordingly.

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

      Medicare and Medicaid providers and suppliers are subject to inquiries or audits to evaluate their compliance with requirements and standards set forth under these programs. The Company believes that its billing procedures materially comply with applicable state and federal requirements. However, there can be no assurance that in the future such requirements will be interpreted in a manner consistent with its interpretation and application.

      The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and government funding restrictions, all of which may adversely affect the Company's business. There can be no assurance that payments for services under the Medicare and Medicaid programs will continue to be based on current methodologies or remain comparable to present levels. The Company may be subject to rate reductions as a result of federal budgetary or other legislation related to the Medicare and Medicaid programs. In addition, various state Medicaid programs periodically experience budgetary shortfalls which may result in Medicaid payment reductions and delays in payments.

         Healthcare Reform and Federal Budget Legislation. The Balanced Budget Act of 1997 (BBA), enacted on August 5, 1997, mandated the implementation of a prospective payment system (PPS) for skilled nursing facilities (SNFs) providing care for Medicare Part A patients, effective for cost reporting periods beginning on or after July 1, 1998.

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

         PPS represented a significant change in the way long term care facilities were reimbursed for care of Medicare Part A patients. Prior to PPS, long term care facilities were reimbursed the actual cost incurred related to care for the medically complex Part A patients. The new PPS regulations now reimburse only a predetermined rate for each Part A covered resident regardless of the actual cost of care.

         On November 29, 1999, Congress enacted the Balanced Budget Refinement Act of 1999 (BBRA) in response to concerns that the PPS rates did not adequately reflect the high medication costs of high acuity patients. The BBRA temporarily increases the federal per diem rates by 20% for 15 high acuity categories (RUGs) under Extensive Services, Special Care, Clinically Complex and High and Medium Rehab (effective October 1, 2000). In addition, it increases the per diem payment by four percent for all acuity categories (calculated exclusive of the 20% RUG increase) for the years commencing October 1, 2000 and 2001. BBRA also allows SNFs to elect transition to full federal PPS rates on or after December 15, 1999 instead of participating in the three-year transition period.

         On December 15, 2000, Congress enacted the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA) to further mitigate the effects of reimbursement cuts contained in the BBA. BIPA, effective April 2001, further increases reimbursement by means of a 6.7% rate increase for certain high-acuity rehabilitation patients and a 16.66% across the board increase in the nursing component of the federal rate for all patients.

      Certain of the increases in Medicare reimbursement for SNFs provided under the BBRA and BIPA will expire in October 2002 unless Congress enacts additional legislation. If no additional legislation is enacted, the loss of revenues associated with this occurrence could have an adverse effect on the financial condition of the Company's SNF customers. While it is hoped that Congress will act in a timely fashion, no assurances can be given as to whether Congress will take action, the timing of any action or the form of any relief enacted.

      Moreover, for several years, the federal government has examined the appropriateness of the "average wholesale price" ("AWP") as a basis for reimbursement of outpatient prescription drugs under Part B of the Medicare program and certain state Medicaid programs. AWP is an industry term that typically is understood to represent a suggested resale price for wholesale sales to pharmacies. The Company's revenues for drugs dispensed under Medicare Part B are less than 0.5% of total revenues. Discounted AWP plus a dispensing fee is also the basis for many state Medicaid programs' reimbursement of drugs to pharmacy providers for Medicaid beneficiaries generally as well as under certain private reimbursement programs. If government or private health insurance programs discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for pharmaceuticals, it could adversely affect the Company's reimbursement.

      With respect to Medicaid, the BBA repealed the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities effective October 1, 1997, giving states greater latitude in setting payment rates for such facilities. The law also granted states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver projects generally exempt institutional care, including nursing facilities and institutional pharmacy services, no assurances can be given that these programs ultimately will not change the reimbursement system for long-term care, including pharmacy services, from fee-for-service to managed care negotiated or capitated rates. The Company is unable to predict what impact, if any, future changes in Medicaid payments to nursing facilities or managed care systems might have on its operations.

      It is uncertain at this time what additional healthcare reform initiatives, including an expanded Medicare prescription drug benefit, if any, will be implemented, or whether there will be other changes in the administration of governmental healthcare programs or interpretation of governmental policies or other changes affecting the healthcare system. There can be no assurance that future healthcare or budget legislation or other changes will not have an adverse effect on our business.

      The Health Insurance Portability and Accountability Act of 1996 (HIPAA) was enacted in August 1996. The goals of the legislation are 1) to promote the simplification, standardization and security of the electronic submission of healthcare information (electronic transactions and code sets rule), 2) to protect the security and integrity of healthcare information (security rule) and
3) to protect the confidentiality of healthcare information (privacy rule). The Company has assembled a multi-disciplinary task force to ensure that it has the systems and procedures in place to comply with the HIPAA regulations in a timely manner.

      Referral Restrictions. The Company is subject to federal and state laws that govern financial and other arrangements between health care providers. These laws include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Many states have enacted similar statutes that are not necessarily limited to items and services for which payment is made by Medicare or Medicaid. Other applicable laws include the federal and state false claims acts. Violations of these laws may result in fines, imprisonment and exclusion from the Medicare and Medicaid programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes broadly. Recent Federal legislation has increased the enforcement and penalties for violation of these statutes.

      Federal regulations establish "Safe Harbors," which give immunity from criminal or civil penalties to parties in good faith compliance. While the failure to satisfy all the criteria for a specific Safe Harbor does not necessarily mean that an arrangement violates the federal statute, the arrangement is subject to review by the HHS Office of Inspector General (OIG), which is charged with administering the federal anti-kickback statute. Beginning January 1, 1997, the Secretary of Health and Human Services began issuing written advisory opinions regarding the applicability of certain aspects of the anti-kickback statute to specific arrangements or proposed arrangements. Advisory opinions will be binding as to the Secretary and the party requesting the opinion.

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


EMPLOYEES

      As of June 30, 2002, the Company had approximately 2,500 full-time employees. None of its employees are represented by a union. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES

      The Company presently maintains its executive offices in approximately 27,500 square feet of space in Beachwood, Ohio pursuant to a lease expiring in 2005 with an unaffiliated third party. NCS currently considers this space to be sufficient for its corporate headquarters operations.

      As of June 30, 2002, the Company leased or owned 86 properties in 33 states with a total square footage of 798,000 square feet ranging in size from approximately 500 square feet to approximately 38,000 square feet. The terms of the leases relating to these properties vary in length remaining, from one month to fourteen years and, in some cases, include options to extend. For information concerning the Company's rental obligations, see Note 5 (Operating Leases) of the Notes to Consolidated Financial Statements, which is set forth at Item 8 of this Annual Report on Form 10-K.


ITEM 3. LEGAL PROCEEDINGS

      In the ordinary course of its business, the Company is subject to inspections, audits, inquiries and similar actions by governmental authorities responsible for enforcing the laws and regulations to which the Company is subject.

      On July 28, 2002, NCS, Genesis and Geneva Sub, Inc., a wholly owned subsidiary of Genesis ("Sub") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Sub will merge with and into NCS (the "Proposed Merger"), with NCS surviving as a wholly owned subsidiary of Genesis. If the Proposed Merger is completed, each outstanding share of common stock of NCS, par value $0.01 per share ("NCS Common Stock"), other than the NCS Common Stock held by NCS and other than dissenting shares, will be converted into the right to receive 0.1 of a share of common stock of Genesis, par value $0.02 per share. The completion of the Proposed Merger is subject to regulatory approvals and other customary conditions, including the approval of the holders of a majority of the outstanding voting power of NCS Common Stock.

      In connection with the Merger Agreement, on July 28, 2002, NCS and Genesis entered into agreements (the "Voting Agreements") with certain stockholders of NCS beneficially owning in the aggregate a majority of the outstanding voting power of NCS Common Stock. In the Voting Agreements, such stockholders agreed
(1) to vote their shares of NCS Common Stock in favor of adoption and approval of the Merger Agreement and against proposals for certain other transactions and
(2) not to transfer their shares of NCS Common Stock prior to the consummation of the Proposed Merger.

      On August 8, 2002, Omnicare, Inc. (Omnicare) commenced a cash tender offer to purchase all of the outstanding shares of Class A and Class B common stock of NCS for $3.50 per share. The effect of the Omnicare tender offer on the proposed merger between NCS and Genesis is not known at this time.

      Since the Company entered into the Merger Agreement, seven shareholder lawsuits (six of which are purported class action lawsuits) were filed against NCS and its directors in connection with the Proposed Merger with Genesis and, in two cases, against Genesis and Sub (the "Stockholder Claims"). The Stockholder Claims allege that the directors of NCS breached their fiduciary duties, and certain other duties, to stockholders by entering into the Merger Agreement and seek various relief, including an injunction against consummation of the Proposed Merger, requiring separate class voting on approval of the Proposed Merger by NCS Stockholders, rescinding the Proposed Merger if the same is consummated prior to a final judgment on the Stockholder Claims, declaring the Voting Agreements null and void and compensatory damages and costs. In addition, the amended complaint filed by Omnicare alleges that the Voting Agreements violate the NCS amended and restated certificate of incorporation and therefore resulted in an automatic conversion of such stockholders' Class B common shares into Class A common shares. No court dates have been set for these matters. The Company believes that the allegations set forth in these lawsuits are without merit and intends to contest them vigorously; however, the ultimate outcome of these lawsuits cannot be predicted with certainty. These lawsuits could adversely affect the Company's ability to consummate the Merger Agreement with Genesis.

      The following lawsuits were each filed with the Court of Chancery in the State of Delaware in and for New Castle County on the dates indicated:

      - Dr. Dorrin Beirch and Robert M. Miles on behalf of themselves and all others similarly situated v. NCS HealthCare, Inc., Jon H. Outcalt, Kevin B. Shaw, Richard L. Osborne, and Boake A. Sells, filed on July 30, 2002.

      - Anthony Noble v. NCS HealthCare, Inc., Richard L. Osborne, Jon H. Outcalt, Boake A. Sells, and Kevin B. Shaw, filed on August 1, 2002.

      - Jeffery Treadway v. Jon H. Outcalt, Kevin B. Shaw, Boake A. Sells, Richard L. Osborne, and NCS HealthCare, Inc., filed on August 2, 2002.

      - Tillie Saltzman v. Jon H. Outcalt, Kevin B. Shaw, Boake A. Sells, Richard L. Osborne, and NCS HealthCare, Inc., filed on August 2, 2002.

      - Dolphin Limited Partnership, L.L.P. v. Jon H. Outcalt, Kevin B. Shaw, Boake A. Sells, Richard L. Osborne, Genesis Health Ventures, Inc., Genesis Sub, Inc. and NCS HealthCare, Inc., filed on August 7, 2002.

      -     First Amended Complaint Omnicare, Inc. v. NCS HealthCare, Inc., Jon
            H. Outcalt, Kevin B. Shaw, Boake A. Sells, Richard L. Osborne, Genesis Health Ventures, Inc. and Genesis Sub, Inc., filed on August 12, 2002 (original complaint filed on August 1, 2002).

     The following lawsuit was filed with the Court of Common Pleas for Cuyahoga County, Ohio:

      - Michael Petrovic on behalf of himself and all others similarly situated v. NCS HealthCare, Inc., Jon H. Outcalt, Kevin B. Shaw, Richard L. Osborne, and Boake A. Sells, filed on August 1, 2002.

     On August 20, 2002, the Company filed a complaint against Omnicare in the United States District Court for the Northern District of Ohio, titled NCS Healthcare, Inc. v. Omnicare, Inc., Case No. 1:02CV1635 (Maita, J.), and, on August 21, 2002, the Company amended the complaint. The complaint, as amended, alleges, among other things, that Omnicare's disclosure on Schedule TO, filed on August 8, 2002 in connection with the associated tender offer, contains materially false and misleading disclosures in violation of Section 14(e) of the Securities Exchange Act of 1934.

     The Company's subsidiary, NCS HealthCare of Illinois, Inc. ("NCS Illinois") and former owners of the Herrin, Illinois site, were named defendants in a civil action filed under the federal civil False Claims Act in the United States District Court for the Southern District of Illinois in the case captioned "The United States of America, ex rel., Denis Crews, et al. v. Family Nursing Home Services, Inc., et al." (Case No. 99-4020-GPM). On February 20, 2002, the United States of America filed a Notice of Election to Decline Intervention. This Notice was filed in camera and under seal. The complaint was then served on NCS Illinois on July 12, 2002. On July 29, 2002, the Company received a copy of an Amended Complaint in the above-captioned matter in which the Company was also named as a Defendant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY*

      The name, age and positions of each of the Company's Directors and executive officers are as follows:

NAME                   AGE  POSITION
----                   ---  --------

Jon H. Outcalt         66   Chairman of the Board of Directors
Kevin B. Shaw          45   President, Chief Executive Officer and Director
William B. Byrum       58   Executive Vice President and Chief Operating Officer
Gerald D. Stethem      38   Senior Vice President and Chief Financial Officer
Mary Beth Levine       42   Senior Vice President and General Counsel
John P. DiMaggio       39   Senior Vice President
Michael J. Mascali     42   Senior Vice President
Thomas Bryant Mangum   51   Senior Vice President
Natalie R. Wenger      43   Senior Vice President
Richard L. Osborne     64   Director
Boake A. Sells         65   Director

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

      Kevin B. Shaw, President, Chief Executive Officer and a Director of the Company, is a founding principal of NCS and has served as President and a Director of the Company since 1986 and as Chief Executive Officer since December 1995. Prior to joining the Company, he was employed by McKinsey & Company and Owens Corning Fiberglass. Mr. Shaw is a graduate of Harvard College (B.A.) and Stanford Graduate School of Business (M.B.A.).

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

      Natalie R. Wenger, Senior Vice President, joined the Company in July 1996 as Vice President of Quality Assurance and served in that capacity until May 1997. She served as a Regional Vice President of Operations from May 1997 until July 1999 and a Divisional Vice President of Operations from July 1999 until July 2002 when she assumed her current position as Senior Vice President of Operations. Prior to joining the company she was Vice President of Operations and President of the Greenwood Pharmacy division of Thrift Drug. Ms. Wenger is a graduate of Duquesne University with a B.S. Degree in Pharmacy.

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

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The Class A Common Stock is traded on the Pink Sheets Electronic Quotation Service under the symbol NCSS. Between December 8, 1999 and October 9, 2000, the Company's Class A Common Stock was traded on the Nasdaq SmallCap Market. Prior to December 8, 1999, the Company's Class A Common Stock was traded on the Nasdaq National Market. The following table sets forth, for the two fiscal years ended June 30, 2002, the high and low sale prices per share for the Class A Common Stock, as reported on the Pink Sheets Electronic Quotation Service and the Nasdaq SmallCap Market. These prices do not include retail markups, markdowns or commissions.

                                                          HIGH       LOW
                                                          -----     -----
2001
First Quarter                                             $0.69      $0.25
Second Quarter                                             0.47       0.09
Third Quarter                                              0.50       0.16
Fourth Quarter                                             0.35       0.17

2002
First Quarter                                             $0.25      $0.16
Second Quarter                                             0.24       0.12
Third Quarter                                              0.19       0.07
Fourth Quarter                                             0.26       0.11

      On August 15, 2002, the last sale price of the Class A Common Stock as reported by the Pink Sheets Electronic Quotation Service was $2.49 per share. As of August 15, 2002, there were approximately 224 holders of record of the Class A Common Stock, and approximately 21 holders of record of Class B Common Stock. This figure does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

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

      The following table sets forth securities authorized for issuance under equity compensation plans as of June 30, 2002. All applicable equity compensation plans were previously approved by security holders.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                               NUMBER OF SECURITIES
                                      NUMBER OF SECURITIES TO  WEIGHTED AVERAGE EXERCISE     REMAINING AVAILABLE FOR
                                      BE ISSUED UPON EXERCISE    PRICE OF OUTSTANDING     FUTURE ISSUANCE UNDER EQUITY
           PLAN CATEGORY              OF OUTSTANDING OPTIONS            OPTIONS                 COMPENSATION PLANS
           -------------              ----------------------            -------                 ------------------
Equity compensation plans approved
    by security holders                      2,517,582                   $ 4.44                     1,476,943
                                             =========                   ======                     =========

ITEM 6. SELECTED FINANCIAL DATA

                                                                           YEAR ENDED JUNE 30,
                                                                           -------------------
                                                        2002         2001            2000         1999         1998
                                                        ----         ----            ----         ----         ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues                                             $ 645,756    $ 626,328       $ 694,530    $ 717,825    $ 509,064
Cost of revenues                                       538,926      514,483         556,757      540,547      380,217
                                                     ---------    ---------       ---------    ---------    ---------
Gross profit                                           106,830      111,845         137,773      177,278      128,847
Selling general and administrative expenses (1),
     (3)                                                93,776      123,272         126,969      139,522       93,895
Special charge to increase allowance for doubtful
     accounts (2)                                            -            -          44,623       32,384            -
Nonrecurring charges (2)                                     -            -          51,136        8,115        8,862
                                                     ---------    ---------       ---------    ---------    ---------
Operating income (loss)                                 13,054      (11,427)        (84,955)      (2,743)      26,090
Interest expense, net                                  (25,195)     (31,713)        (26,243)     (18,301)      (5,745)
                                                     ---------    ---------       ---------    ---------    ---------
Income (loss) before income taxes and cumulative
     effect of accounting change                       (12,141)     (43,140)       (111,198)     (21,044)      20,345
Income tax (expense) benefit                              (300)        (370)         (3,326)       7,640       (9,014)
                                                     ---------    ---------       ---------    ---------    ---------
Income (loss) before cumulative effect of
accounting change                                      (12,441)     (43,510)       (114,524)     (13,404)      11,331
Cumulative effect of accounting change (1), (4)       (222,116)           -               -       (2,921)           -
                                                     ---------    ---------       ---------    ---------    ---------
Net income (loss)                                    $(234,557)   $ (43,510)      $(114,524)   $ (16,325)   $  11,331
                                                     =========    =========       =========    =========    =========
Net income (loss) per share - basic                  $   (9.89)   $   (1.85)      $   (5.31)   $   (0.81)   $    0.59
                                                     =========    =========       =========    =========    =========
Net income (loss) per share - diluted                $   (9.89)   $   (1.85)      $   (5.31)   $   (0.81)   $    0.58
                                                     =========    =========       =========    =========    =========
Net income (loss) per share before cumulative
     effect of accounting change - basic             $   (0.52)   $   (1.85)      $   (5.31)   $   (0.66)   $    0.59
                                                     =========    =========       =========    =========    =========

Net income (loss) per share before cumulative
     effect of accounting change - diluted           $   (0.52)   $   (1.85)      $   (5.31)   $   (0.66)   $    0.58
                                                     =========    =========       =========    =========    =========
Weighted average common shares outstanding - basic      23,717       23,535          21,551       20,200       19,100
                                                     =========    =========       =========    =========    =========

Weighted average common shares outstanding -            23,717       23,535          21,551       20,200       19,372
     diluted                                         =========    =========       =========    =========    =========


                                                                             AS OF JUNE 30,
                                                                             --------------
                                                       2002          2001          2000          1999         1998
                                                       ----          ----          ----          ----         ----
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                            $  42,539    $  39,464       $  16,387    $  29,424    $  21,186
Working capital                                       (223,430)    (216,529)        (93,865)     197,395      149,362
Total assets                                           277,793      513,971         546,663      699,499      623,790
Line of credit                                         206,130      206,130         206,130      214,700      147,800
Long-term debt, excluding current portion                  549          825           1,291        1,936        3,879
Convertible subordinated debentures                    102,361      102,107         102,000      100,000      102,753
Stockholders' equity (deficit)                        (108,062)     126,495         169,705      276,434      287,334

(1) Selling, general and administrative expenses for 1999 include $11,503 of pre-tax costs that would have been capitalized prior to the adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities." The cumulative effect of accounting change represents start-up costs, net of tax, that were previously capitalized as of June 30, 1998. The fiscal year 2002 cumulative effect of accounting change represents the implementation of SFAS No. 142 "Goodwill and Other Intangible Assets".

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

(3) Selling, general and administrative expenses for the year ended June 30, 2001 include the following: 1) $10,043 of additional bad debt expense to fully reserve for remaining accounts receivable of non-core and non-strategic businesses exited by the Company, 2) $1,034 of restructuring and other related charges associated with the continuing implementation and execution of strategic restructuring and consolidation activities and
      3) $2,106 in fixed asset impairment charges recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," relating primarily to changes in asset values resulting from the impact of restructuring activities and changes in operational processes under restructured operations.

(4) For 2002, the cumulative effect of accounting change represents the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." The Company recorded a non-cash charge of $222,116 to reduce the carrying value of its goodwill in accordance with SFAS No. 142.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PROPOSED MERGER WITH GENESIS HEALTH VENTURES, INC.

      On July 28, 2002, the Company entered into a definitive merger agreement with Genesis Health Ventures, Inc. (Genesis). If the proposed merger is completed, each outstanding share of common stock of the Company will be converted into the right to receive 0.1 of a share of Genesis common stock. At the closing of the proposed merger, Genesis will repay in full the outstanding debt of NCS, including $206 million of senior debt, and will redeem $102 million of 5 3/4% convertible subordinated debentures, including accrued and unpaid interest and any applicable redemption premiums. The completion of the proposed merger is subject to regulatory approvals and other customary conditions, including the approval of the holders of a majority of the outstanding voting power of the Company's common stock.

      In connection with the merger agreement, on July 28, 2002, NCS and Genesis entered into agreements (voting agreements) with certain stockholders of NCS beneficially owning in the aggregate a majority of the outstanding voting power of NCS Common Stock. In the voting agreements, such stockholders agreed (1) to vote their shares of NCS Common Stock in favor of adoption and approval of the merger agreement and against proposals for certain other transactions and (2) not to transfer their shares of NCS Common Stock prior to the consummation of the proposed merger.

      Genesis provides healthcare services to America's elderly through a network of NeighborCare pharmacies and Genesis ElderCare skilled nursing and assisted living facilities. The merger will consolidate the operations of the Company and NeighborCare, Genesis' pharmacy subsidiary, creating the second largest long-term care pharmacy provider in the United States.

      On August 8, 2002, Omnicare, Inc. (Omnicare) commenced a cash tender offer to purchase all of the outstanding shares of Class A and Class B common stock of NCS for $3.50 per share. The effect of the Omnicare tender offer on the proposed merger between NCS and Genesis is not known at this time.


RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations, expressed as a percentage of total revenues.

                                                                                 YEAR ENDED JUNE 30,
                                                                                 -------------------
                                                                            2002        2001       2000
                                                                            ----        ----       ----
Revenues                                                                    100.0%      100.0%     100.0%
Cost of revenues                                                             83.5        82.1       80.2
                                                                           -------     -------    ------
Gross margin                                                                 16.5        17.9       19.8
Selling, general and administrative expenses                                 14.5        19.7       18.3
Special charge to increase allowance for doubtful accounts                      -           -        6.4
Nonrecurring charges                                                            -           -        7.3
                                                                           -------     -------    -------
Operating income (loss)                                                       2.0        (1.8)     (12.2)
Interest expense, net                                                        (3.9)       (5.1)      (3.8)
                                                                           -------     -------    -------
Loss before income taxes and cumulative effect of accounting change          (1.9)       (6.9)     (16.0)
Income tax expense                                                                                  (0.5)
                                                                           -------     -------    -------
Loss before income taxes                                                     (1.9)       (6.9)     (16.5)
Cumulative effect of accounting change                                      (34.4)          -          -
                                                                           -------     -------    -------
Net loss                                                                    (36.3)%      (6.9)%    (16.5)%
                                                                           =======     =======    =======


YEARS ENDED JUNE 30, 2002 AND 2001

      Net loss for the year ended June 30, 2002 was $234.6 million or $9.89 per share compared to a net loss of $43.5 million or $1.85 per share for the year ended June 30, 2001.

      Net loss for the year ended June 30, 2002, excluding the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," was $12.4 million or $0.52 per share compared to net loss, excluding bad debt expense for non-core businesses which had been either sold or shut down (exited businesses), fixed asset impairment charges and additional expenses related to restructuring activities, of $30.3 million or $1.29 per share for the year ended June 30, 2001.

      The Company elected early adoption of SFAS No. 142 effective July 1, 2001. In accordance with SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer amortized. Under this non-amortization approach, SFAS No. 142 requires that goodwill and other indefinite lived intangible assets be reviewed for impairment using a fair value based approach upon adoption and at least annually thereafter. The Company recorded a non-cash charge of $222.1 million to reduce the carrying value of its goodwill as a result of the adoption of SFAS No. 142. In accordance with the requirements of SFAS No. 142, the charge has been recorded as a cumulative effect of accounting change in the Company's consolidated statement of operations.

      The results for the year ended June 30, 2002 exclude goodwill amortization in accordance with the Company's adoption of SFAS No. 142. In accordance with SFAS No. 142, the results for the year ended June 30, 2001 are as originally reported and include goodwill amortization. If SFAS No. 142 would have been effective for the year ended June 30, 2001, net loss would have been $33.1 million and net loss per share would have been $1.41, excluding $10.4 million of goodwill amortization.

      Revenues for the year ended June 30, 2002 increased $19.5 million or 3.1% to $645.8 million from $626.3 million for the year ended June 30, 2001. The increase in revenue from the prior fiscal year is primarily attributable to pharmaceutical inflation over the last year and the increased utilization of higher priced drugs.

      Cost of revenues for the year ended June 30, 2002 increased $24.4 million or 4.7% to $538.9 million from $514.5 million for the year ended June 30, 2001. Cost of revenues as a percentage of revenues increased to 83.5% for the year ended June 30, 2002 from 82.1% for the year ended June 30, 2001. The decline in gross margin as a percentage of revenues was primarily due to an unfavorable change in product mix, the continued shift toward lower margin payer sources such as Medicaid and third-party insurance plans, and lower Medicaid and third-party insurance reimbursement levels. Medicaid and third-party insurance revenues accounted for 60.1% of revenues for the year ended June 30, 2002 versus 57.4% for the year ended June 30, 2001. The Company expects these gross margin trends to continue in fiscal 2003.

      Selling, general and administrative expenses for the year ended June 30, 2002 decreased $29.5 million or 23.9% to $93.8 million from $123.3 million for the year ended June 30, 2001. Selling, general and administrative expenses as a percentage of revenues decreased from 19.7% for the year ended June 30, 2001 to 14.5% for the year ended June 30, 2002.

      Selling, general and administrative expenses for the year ended June 30, 2001 included $13.2 million for bad debt expense for exited businesses, fixed asset impairment charges and additional expenses related to restructuring activities. The Company recorded $10.1 million of additional bad debt expense to fully reserve for remaining accounts receivable of non-core and non-strategic businesses exited prior to June 30, 2001. These businesses were ancillary to the core pharmacy operations and as part of the restructuring activities were either sold, if there was an available buyer, or shut down. Collection of these receivables was much more difficult than anticipated. The Company recorded additional expenses related to restructuring activities of approximately $1.0 million, primarily for lease terminations associated with the continuing implementation and execution of strategic restructuring and consolidation activities. The Company recorded a fixed asset impairment charge of $2.1 million in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of" (SFAS No. 121). This charge relates primarily to changes in asset values resulting from the impact of restructuring activities and changes in operational processes under restructured operations.

      As discussed above, the Company adopted SFAS No. 142 effective July 1, 2001 and accordingly discontinued the amortization of goodwill. If SFAS No. 142 would have been effective for the year ended June 30, 2001, selling, general and administrative expenses would have been $112.9 million.

      Excluding the impact of the adoption of SFAS No. 142 and bad debt expense for exited businesses, fixed asset impairment charges and additional expenses related to restructuring activities, selling, general and administrative expenses for the year ended June 30, 2001 would have been $99.7 million or 15.9% of sales compared to $93.8 million or 14.5% of sales for the year ended June 30, 2002. The decrease in expenses from the prior year is a result of efforts by the Company to reduce operating and overhead costs and a decrease in bad debt expense, partially offset by an increase in professional fees related to restructuring activities. The decrease in bad debt expense is primarily a result of improved collection trends and improved accounts receivable aging characteristics. Days sales outstanding on net accounts receivable decreased to 48 days at June 30, 2002 from 55 days at June 30, 2001.

      Operating income for the year ended June 30, 2002, was $13.1 million or 2.0% of revenues compared to operating income, excluding the impact of the adoption of SFAS No. 142 and bad debt expense for exited businesses, fixed asset impairment charges and additional expenses related to restructuring activities, of $12.2 million or 1.9% of revenues for the year ended June 30, 2001. The increase is primarily a result of a decrease in operating expenses, partially offset by an increase in cost of revenues as discussed above. Improvement in operating performance in fiscal 2002 is also due to a more stable operating environment for skilled nursing facility (SNF) customers as they realized the benefits of higher statutory reimbursements rates in conjunction with the implementation of the Balanced Budget Refinement Act of 1999 (BBRA) and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA). Certain of the increases in Medicare reimbursement for SNFs provided under the BBRA and BIPA will expire in October 2002 unless Congress enacts additional legislation. If additional legislation is not enacted, the loss of revenues associated with this occurrence could have a negative impact on the financial condition of the Company's SNF customers.

      The Company had net interest expense of $25.2 million for the year ended June 30, 2002, compared to net interest expense of $31.7 million for the year ended June 30, 2001. The decrease is primarily attributable to a decrease in interest rates during fiscal year 2002. As discussed below, the line of credit agreement expired on May 31, 2002 and the Company is currently being charged a default interest rate.


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

      Operating results of the Company in fiscal 2000 and 2001 were negatively affected by the ongoing difficulty of the operating environment in the long-term care industry. In particular, the long-term care industry was adversely effected by the continued impact of the implementation of Medicare's Prospective Payment System (PPS). The adverse impact of the implementation of PPS under the Balanced Budget Act of 1997 for Medicare residents of skilled nursing facilities was significantly greater than anticipated and resulted in a difficult operating environment in the long-term care industry. PPS resulted in a substantial reduction in reimbursement for skilled nursing facilities. Consequently, the Company experienced revenue and margin pressure as a result of these reimbursement changes. Resident acuity level also decreased as these facilities attempted to avoid high acuity patients, negatively impacting the overall utilization of drugs, particularly those with higher costs such as infusion therapy.

      For the Company, operating processes for administering and executing PPS related activities were significantly different than operating processes prior to the implementation of PPS. Contracting processes, data gathering, and operational dispensing processes for Medicare Part A residents all underwent significant change resulting in higher costs and lower margins for the Company. These costs were in addition to the impact of costs associated with customer bankruptcies and their deteriorating financial condition. During the two years ended June 30, 2001, the Company made considerable efforts in reducing overhead and operating costs by accelerating efforts to consolidate and /or close pharmacy and ancillary service locations, the shutdown or sale of certain non-strategic and/or unprofitable operations, and continuing its employee reduction plan. In addition, the Company continued to review the profitability of its customer base and terminated uneconomic accounts and began applying stricter standards in accepting new business.

      Revenues for the year ended June 30, 2001 decreased $68.2 million or 9.8% to $626.3 million from $694.5 million for the year ended June 30, 2000. Approximately $46.9 million of the decrease in revenue from the prior fiscal year is attributable to a decrease in revenue from the Company's allied and ancillary services. This decrease is due to decisions by management to terminate uneconomic accounts and the shutdown or sale of certain non-strategic or unprofitable operations. Through June 30, 2001, the Company had disposed of three ancillary operations that were not contributing to the overall financial performance of the Company. The remaining $21.3 million of the decrease in revenue is attributable to the Company's pharmacy operations and is related to net bed loss during the year and revenue pressure associated with the continued implementation of the PPS. Although the Company added new customers during fiscal 2001 through its sales and marketing efforts, the number of beds served by the Company declined due to competitive conditions and decisions by management to terminate uneconomic accounts and accounts with unacceptable credit risk.

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

      Selling, general and administrative expenses for the year ended June 30, 2001 decreased $3.7 million or 2.9% to $123.3 million from $127.0 million for the year ended June 30, 2000. Selling, general and administrative expenses as a percentage of revenues increased from 18.3% for the year ended June 30, 2000 to 19.7% for the year ended June 30, 2001. Excluding bad debt expense for exited businesses, fixed asset impairment charges and additional expenses related to restructuring activities, selling, general and administrative expenses for the year ended June 30, 2001 decreased $16.9 million or 13.3% to $110.1 million from $127.0 million for the year ended June 30, 2000. Excluding bad debt expense for exited businesses, fixed asset impairment charges and additional expenses related to restructuring activities, selling, general and administrative expenses as a percentage of revenues decreased from 18.3% for the year ended June 30, 2000 to 17.6% for the year ended June 30, 2001. The decrease in expenses from the year ended June 30, 2000 is a result of efforts by the Company to reduce operating and overhead costs, including continuing the consolidation and/or closing of pharmacy locations, the restructuring or sale of certain non-core ancillary lines of business and continuing its employee reduction plan. These decreases were partially offset by increases in bad debt expense for continuing businesses and professional fees related to restructuring activities.

      Selling, general and administrative expenses for the year ended June 30, 2001 included $13.2 million for bad debt expense for exited businesses, fixed asset impairment charges and additional expenses related to restructuring activities. The Company recorded $10.0 million of additional bad debt expense to fully reserve for remaining accounts receivable of non-core and non-strategic businesses exited by the Company. These businesses were ancillary to the core pharmacy operations and as part of the restructuring activities were either sold, if there was an available buyer, or shut down. Collection efforts on these receivables were much more difficult than anticipated. The Company recorded additional expenses related to restructuring activities of approximately $1.1 million, primarily for lease terminations associated with the continuing implementation and execution of strategic restructuring and consolidation activities. At June 30, 2002, approximately $0.4 million is included in accrued expenses related to these expenses. For the year ended June 30, 2001, the Company recorded a fixed asset impairment charge of $2.1 million in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of" (SFAS No. 121). This charge relates primarily to changes in asset values resulting from the impact of restructuring activities and changes in operational processes under restructured operations.

      Operating income for the year ended June 30, 2001, excluding bad debt expense for exited businesses, fixed asset impairment charges and additional expenses related to restructuring activities, was $1.8 million or 1.9% of revenues compared to operating income, excluding nonrecurring, restructuring and special charges described below of $10.8 million or 1.6% of revenues for the year ended June 30, 2000. The decrease is primarily a result of a decrease in gross margins as described above and increases in bad debt expense for continuing businesses and professional fees related to restructuring activities, partially offset by a decrease in operating expenses as a result of efforts by the Company to reduce operating and overhead costs, including continuing the consolidation and/or closing of pharmacy locations, the restructuring or sale of certain non-core ancillary lines of business and continuing its employee reduction plan.

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

      The special charge to increase the allowance for doubtful accounts resulted from the continuing negative changes observed in industry and customer trends during the year ended June 30, 2000, and a change in the method of estimating the allowance necessary for accounts receivable. The financial condition of the Company's primary customer base and general industry trends continued to deteriorate throughout the year. Due to the negative trends that the Company's customers were facing, management re-evaluated the method of estimating the allowances necessary for these and other customers. The total provision for doubtful accounts, including the amounts included in the special charge, was $53.8 million for the year ended June 30, 2000.

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

      During the year ended June 30, 2000, the Company adopted a formal exit plan to dispose of certain non-core and/or non-strategic assets. The Company recorded nonrecurring charges of $30.7 million related to the planned disposition of assets primarily consisting of impairment to goodwill and property and equipment. Through June 30, 2002, the Company has disposed of four ancillary service operations that were not contributing to the overall financial performance of the Company. Total revenue and operating income of the related business units was $59.3 million and $1.5 million, respectively, for the year ended

June 30, 2000. The carrying amount of assets held for sale at June 30, 2000 was $7.6 million. At June 30, 2002, the Company has no assets held for sale.

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

      Employee severance costs included in the nonrecurring charges relate to the termination of 472 employees. As of June 30, 2002, all terminations associated with these restructuring activities have been completed.

      Details of the fiscal 2000 nonrecurring, restructuring and special charges and related activity are as follows:

                                                           Nonrecurring                Reserve               Reserve
           Description                 Cash/Non-cash           Charge      Activity   At 6/30/01  Activity  At 6/30/02
           -----------                 -------------       ------------    --------   ----------  --------  ----------
                                                           (In millions)
Site Consolidations
     Severance/compensation related      Cash                   $ 1.3       $(1.3)      $  --      $  --      $  --
     Lease terminations                  Cash                     2.8        (2.1)         .7       (.5)         .2
     Asset impairments                   Non-cash                 4.4        (4.4)         --         --         --
     Other                               Cash                     1.2        (1.0)         .2       (.1)         .1

Special increase to allowance
     for doubtful accounts               Non-cash                44.6       (44.6)         --         --         --

Disposition of Assets
     Asset impairment                    Non-cash                30.2       (30.2)         --         --         --
     Other                               Cash                      .5         (.5)         --         --         --

Other
     Cash                                                         6.6        (6.5)         .1       (.1)         --
     Non-cash                                                     4.2        (4.2)         --         --         --
                                                               ------      ------      ------     ------     ------

Total                                                           $95.8      $(94.8)     $  1.0     $(0.7)     $  0.3
                                                               ======      ======      ======     ======     ======

      The Company had net interest expense of $31.7 million for the year ended June 30, 2001, compared to net interest expense of $26.2 million for the year ended June 30, 2000. The increase is primarily attributable to an increase in interest rates and other finance related charges during fiscal year 2001. As discussed below, the line of credit agreement expired on May 31, 2002 and the Company is currently being charged a default interest rate.


LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $10.8 million, $27.8 million, and $9.4 million in fiscal 2000, 2001 and 2002, respectively. The decrease in net cash provided by operating activities in fiscal 2002 resulted primarily from an increase in accounts payable in the prior year due to a temporary modification of payment terms negotiated with a major Company supplier. The increase in net cash provided by operating activities during fiscal 2001 primarily resulted from a decrease in inventory as a result of the Company's inventory reduction efforts, a slower growth rate in accounts receivable and an increase in accounts payable due to the temporary modification of payment terms negotiated with a major Company supplier discussed above.

      Net cash used in investing activities was $11.8 million, $4.1 million, and $5.9 million in fiscal 2000, 2001 and 2002, respectfully.

      The Company made capital expenditures of $6.6 million, $3.4 million and $5.5 million in fiscal 2000, 2001 and 2002, respectfully. Significant capital expenditures made by the Company include capitalized software costs associated with the Concord DX operating system, computer equipment, leasehold improvements and medication carts.

      Net cash used in financing activities was $12.0 million, $0.7 million, and $0.5 million in fiscal 2000, 2001 and 2002, respectfully. The decrease in fiscal 2001 is primarily attributable to the Company making net payments of $8.6 million on its line of credit in fiscal 2000 with no similar payments in fiscal 2001 and 2002.

      In August 1997, the Company issued $100 million of convertible subordinated debentures due 2004. The debentures carry an interest rate of 5 3/4%. The debentures are obligations of the Company. The operations of the Company are currently conducted principally through subsidiaries, which are separate and distinct legal entities. The Company's ability to make payments of principal and interest on the debentures will depend on its ability to receive distributions of cash from its subsidiaries. Each of the Company's wholly owned subsidiaries has guaranteed the Company's payment obligations under the debentures, so long as such subsidiary is a member of an affiliated group (within the meaning of Section 279(g) of the Internal Revenue Code of 1986, as amended) which includes the Company. The satisfaction by the Company's subsidiaries of their contractual guarantees, as well as the payment of dividends and certain loans and advances to the Company by such subsidiaries, may be subject to certain statutory or contractual restrictions, are contingent upon the earnings of such subsidiaries and are subject to various business considerations.

      The Company elected to not make the semi-annual $2.875 million interest payments due February 15 and August 15, 2001 and February 15 and August 15, 2002 on the Company's 5 3/4% Convertible Subordinated Debentures due 2004 (Debentures). On April 6, 2001, the Company received a formal Notice of Default and Acceleration and Demand for Payment from the Indenture Trustee. The Indenture Trustee declared the entire principal and any accrued interest thereon to be immediately due and payable and demanded immediate payment of such amounts. If such payments are not made, the Indenture Trustee reserves the right to pursue remedial measures in accordance with the Indenture, including, without limitation, collection activities. As of June 30, 2002, the amount of principal and accrued interest is $110.8 million. As a result of the above noted Debentures being in default, an additional $2.4 million of convertible subordinated debentures due 2004 are also in default. Until the defaults are resolved, convertible subordinated debentures of $102.4 million and related accrued interest of $10.9 million will be classified as a current liability.

      In June 1998, the Company entered into a four-year revolving credit agreement (Credit Facility) which expired on May 31, 2002. On June 3, 2002, the Company received correspondence from the senior lenders indicating that they reserve the right to exercise all rights, powers and privileges provided for in the credit agreement including the acceleration of the collection of the Company's obligations and/or exercise other remedies under the credit agreement including exercising their rights with respect to the pledged collateral. At the current time, the senior lenders have not chosen to exercise and enforce the rights and remedies available to them under the credit agreement. The Company continues to operate under the terms of the Credit Facility.

      The Credit Facility, as amended, had an available commitment of $207 million, provided all Company assets as security, limited the availability of the Credit Facility to use for working capital only, required Lender approval on acquisitions, provided for interest at a variable rate and contained certain debt covenants including an interest coverage ratio, minimum consolidated net worth requirements and a restriction on declaration and payment of cash dividends to shareholders. Prior to the expiration of the Credit Facility, the Company had been in violation of certain financial covenants of the Credit Facility. On April 21, 2000, the Company received a formal notice of default from the senior lenders. As a result of the notice of default, the interest rate on the Credit Facility (excluding facility fee) increased to the Prime Rate plus 2.25% (7.0% at June 30, 2002). The borrowings of $206.1 million under the Credit Facility at June 30, 2002 are classified as a current liability. Failure to obtain a favorable resolution to the expiration of the Credit Facility could have a material adverse effect on the Company.

      During the past three years, the Company has implemented measures to improve cash flows generated from operating activities, including reductions in operating and overhead costs by continuing the consolidation and/or closing of pharmacy locations, continuing its employee reduction plan, more aggressive collection activity and inventory reduction efforts, and a temporary modification of payment terms negotiated with a major Company supplier. In addition, the Company continues to review the profitability of its customer base and is terminating uneconomic accounts as well as applying stricter standards in accepting new business. The Company expects to meet its financing needs for the next twelve months through the use of cash generated from operations and its cash balance of $42.5 million dollars at June 30, 2002. However, the Company may require additional capital resources for internal working capital needs and may need to incur additional indebtedness to meet these requirements. Additional funds are currently not available under the Credit Facility as described above and there can be no assurance that additional funds will be available.

      During the past two years, the Company has been in ongoing discussions with the Company's senior lenders and with an ad hoc committee of holders of the 5 3/4% Convertible Subordinated Debentures due 2004 regarding the defaults discussed above and potential restructuring options. In addition, the Company engaged financial advisors and legal counsel to assist in exploring various capital restructuring and strategic alternatives with third parties. These defaults, among other factors, raise substantial doubt about the Company's ability to continue as a going concern.

      On July 28, 2002, the Company entered into a definitive merger agreement with Genesis Health Ventures, Inc. (Genesis). If the proposed merger is completed, each outstanding share of common stock of the Company will be converted into the right to receive 0.1 of a share of Genesis common stock. At the closing of the proposed merger, Genesis will repay in full the outstanding debt of NCS, including the borrowings of $206.1 million under the Credit Facility, and will redeem $102.4 million of 5 3/4% convertible subordinated debentures, including any accrued and unpaid interest.

      The completion of the proposed merger is subject to regulatory approvals and other customary conditions, including the approval of the holders of a majority of the outstanding voting power of the Company's common stock. The timing and ultimate outcome of the proposed merger or any future negotiations with the Company's senior lenders and ad hoc committee of debenture holders is uncertain and could have a material adverse effect on the Company. Given the foregoing, no assurances can be given that the Company will be able to maintain its current level of operations, or that its financial condition and prospects will not be materially and adversely affected over the next twelve months.

      The Company's effective income tax expense (benefit) rates were, 3.0%, 0.9% and 2.5% for the years ended June 30, 2000, 2001 and 2002, respectively. The effective tax rate differs from the federal statutory rate primarily as a result of the recording of a full valuation allowance against the Company's net deferred tax assets consisting primarily of net operating loss carryforwards.


CONTRACTUAL OBLIGATIONS

      As of June 30, 2002, the Company had the following contractual obligations:

                             Payments Due by Period
                                 (In Thousands)

                                                              Less Than 1                                      5 Years and
                                                   Total          Year          1-2 Years       3-4 Years          After
                                                   -----          ----          ---------       ---------          -----
Revolving credit facility (1)                    $206,130       $206,130         $     -         $      -         $     -
Convertible subordinated debentures (2)           102,361        102,361               -                -               -
Other long-term debt                                  823            274             237              130             182
Non-cancelable operating leases                    22,919          7,114           9,463            4,876           1,466
                                                 --------       --------         -------         --------         -------
Total contractual cash obligations               $332,233       $315,879         $ 9,700         $  5,006         $ 1,648
                                                 ========       ========         =======         ========         =======

(1) The revolving credit facility expired on May 31, 2002. See above discussion and Note 2 to the Consolidated Financial Statements.

(2) The Company is in default on the convertible subordinated debentures at June 30, 2002 and the debentures are therefore classified as a current liability. See above discussion and Note 8 to the Consolidated Financial Statements.


CRITICAL ACCOUNTING POLICIES

      In December 2001, the SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" (FR
60), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company believes that the following represents its critical accounting policies as contemplated by FR 60. For a summary of all of the Company's significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the accompanying consolidated financial statements.

Revenue Recognition:
      Revenue is recognized on a monthly basis for products or services provided to customers during that month. The revenue cycle ends on the last day of the month. As is generally the case for long-term care facility services, the Company receives payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), private third-party insurers and long-term care facilities. For the fiscal year ended June 30, 2002, the Company's payor mix was approximately 49% Medicaid, 20% long-term care facilities (including amounts for which the long-term care facility receives reimbursement under Medicare Part A), 14% private pay, 11% third-party insurance, 1% Medicare and 5% other sources. The Medicaid and Medicare programs are highly regulated. The failure of NCS and/or its client institutions to comply with applicable reimbursement regulations could adversely affect the Company's business. The Company monitors its receivables from Medicaid and other third-party payor programs and reports such revenues at the net realizable amount expected to be received from third-party payors.

Contractual Allowances:
      An estimated contractual allowance is recorded against third-party sales and accounts receivable (Medicaid and insurance). Accordingly, the net sales and accounts receivable reported in the Company's financial statements are recorded at the amount expected to be received from the third-party payor. Contractual allowances are adjusted to actual as cash is received and claims are reconciled. The Company evaluates the following criteria in developing the estimated contractual allowance percentages each month:

      1) Historical contractual allowance trends based on actual claims paid by third-party payors.
      2) Review of contractual allowance information reflecting current contract terms.
      3) Consideration and analysis of changes in customer base, product mix, payor mix, reimbursement levels or other issues that may impact contractual allowances.

Allowance for Doubtful Accounts:
      The Company's ability to collect outstanding receivables is critical to its operating performance and cash flows. The allowance for doubtful accounts is approximately 19.7% of the gross accounts receivable balance, net of contractual allowances, as of June 30, 2002. The provision for doubtful accounts was $53,825, $31,101, and $18,013 for the years ended June 30, 2000, 2001, and 2002, respectively.

      The Company utilizes the "Aging Method" to evaluate the adequacy of its allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category for each payor. Company management developed the estimated standard allowance requirement percentages by utilizing historical collection trends and its understanding of the nature and collectibility of receivables in the various aging categories. The standard allowance percentages were developed by payor type as the accounts receivable from each payor type have unique characteristics. The necessary balance sheet allowance for doubtful accounts is calculated on a monthly basis utilizing the aging method described above. The Company ensures that the actual balance in the allowance for doubtful accounts is equal to or greater than the estimated amount calculated by the aging method.

Cost of Goods Sold:
      Physical inventories are performed on a quarterly basis at all sites. As the Company does not utilize a perpetual inventory system, cost of goods sold is estimated during non-inventory months and is adjusted to actual by recording the results of the quarterly physical inventories. The Company evaluates the following criteria in developing estimated cost of goods sold during non-inventory months:

      1) Historical cost of goods sold trends based on prior physical inventory results.
      2) Review of cost of goods sold information reflecting current customer contract terms.
      3) Consideration and analysis of changes in customer base, product mix, payor mix, State Medicaid and third-party insurance reimbursement levels or other issues that may impact cost of goods sold.

Accrued Health Insurance:
      The Company is self-insured for health insurance claims with a stop-loss umbrella policy in place to limit the maximum potential liability for both individual claims and total claims for a plan year. Health insurance claims are paid as they are submitted to the plan administrator. The Company maintains an accrual for claims that have been incurred but not yet reported (IBNR) to the plan administrator and therefore have not been paid. The Company maintains an IBNR reserve based on the historical claim lag period and current payment trends of health insurance claims (generally 2 to 3 months).

      The Company records a monthly expense for the health insurance plan in its financial statements. The initial monthly expense for a plan year is determined at the beginning of the plan year by reviewing historical claims experience and the range of liability for the plan year as determined by the plan administrator. The initial monthly expense is adjusted each month as necessary to ensure that an adequate IBNR reserve level is maintained.

Obligations Under Prime Wholesaler Agreement:
      The Company purchases the majority of its inventory through one primary pharmaceutical supplier. In fiscal 2001, the Company negotiated a temporary modification of payment terms with this supplier. In June 2002, the Company entered into a letter of intent with this supplier and is continuing its negotiations to achieve a permanent modification in payment terms. In addition, the Company earns administrative fees and amounts from certain other contractual arrangements under a prime wholesaler agreement with this supplier. The administrative fees and amounts from other contractual arrangements are accrued on a monthly basis based on purchasing data and knowledge of the terms of the contractual arrangements. The actual amounts due under the contractual arrangements are typically communicated to the Company on a quarterly or annual basis based on the terms of the contractual arrangements. As a result of the 2001 temporary modification of payment terms, the supplier is withholding certain contractual amounts due to the Company. Receivables from the supplier of $5.9 million and $12.2 million at June 30, 2001 and 2002, respectively, have been netted against accounts payable to the supplier for financial reporting purposes. The Company believes that the receivables arising from these contractual arrangements are collectible and is currently operating under the letter of intent which provides for the Company to make monthly payments to the supplier based on the net amount payable to the supplier.

Goodwill and Other Intangible Assets:
      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

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

      The Company elected early adoption of SFAS No. 142 as of July 1, 2001. In accordance with SFAS No. 142, goodwill and other indefinite lived intangible assets will no longer be amortized. Under this non-amortization approach, SFAS No. 142 requires that goodwill and other indefinite lived intangible assets be reviewed for impairment using a fair value based approach upon adoption and at least annually thereafter.

        SFAS No. 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. For the purposes of SFAS No. 142, the Company is considered to have one reporting unit. The Company determined its implied fair value utilizing a market capitalization approach and compared the fair value of the Company to its carrying value. This evaluation indicated that goodwill was potentially impaired as of July 1, 2001. As a result, the Company was required to complete the second step of the transitional impairment test to measure the amount of the impairment. In calculating the impairment, the implied fair value of goodwill was determined by calculating the fair value of all tangible and intangible net assets through appraisals, external valuations, quoted market prices and other valuation methods. The implied fair value of goodwill was compared to the carrying value of goodwill to measure the amount of the impairment. The Company recorded a non-cash charge of $222.1 million as of July 1, 2001 to reduce the carrying value of its goodwill as a result of the adoption of SFAS No. 142. As of June 30, 2002, remaining goodwill was $80.5 million which is subject to continuing review of impairment under a similar approach as described above.

      The amount of the impairment primarily reflects the decline in the Company's stock price and financial condition since the acquisitions were consummated that generated the goodwill. The Company observed significant negative industry and customer trends during the three years prior to the valuation date of July 1, 2001, including a net loss of $16.3 million, $114.5 million and $43.5 million for the years ended June 30, 1999, 2000 and 2001, respectively. These trends primarily related to increased bankruptcies and significant financial difficulties experienced by the Company's skilled nursing facility customers primarily as a result of the greater than expected adverse impact with regard to implementation of the Medicare Prospective Payment System
(PPS) under the Balanced Budget Act of 1997.

      SFAS No. 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of April 1 of each year. As of April 1, 2002, the Company's annual assessment indicated that the remaining goodwill was not impaired.

      The methodology of accounting for goodwill under SFAS No. 142 differs from the Company's previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash flows over the remaining amortization period to determine if goodwill is recoverable.

      Intangible assets that will continue to be amortized under SFAS No. 142 consist primarily of non-compete covenants and debt issuance costs. Debt issuance costs are included in other assets and are amortized using the effective interest method over the life of the related debt.


RECENTLY ISSUED ACCOUNTING STANDARDS

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and amends APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." This statement develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 also expands the scope of discontinued operations and changes the disclosure requirement for discontinued operations. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect this standard to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      The FASB recently issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 No. supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires liabilities associated with exit and disposal activities to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.


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

      In January 1998, federal and state government authorities sought and obtained various documents and records from a Herrin, Illinois pharmacy operated by a wholly-owned subsidiary of the Company. The Company has cooperated fully and continues to cooperate fully with the government's inquiry. In June 1999, representatives of the Company met with attorneys with the Civil and Criminal Divisions of the Office of the United States Department of Justice, United States Attorney for the Southern District of Illinois ("USA-Illinois") regarding the government's investigation. The USA-Illinois informed the Company that it had information that allegedly substantiated numerous violations of federal law at that facility. In May 2001, the Company reached a settlement with the USA-Illinois regarding this investigation and recorded the settlement amount in the fiscal 2001 consolidated financial statements.

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

      On July 28, 2002, NCS, Genesis and Geneva Sub, Inc., a wholly owned subsidiary of Genesis ("Sub") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Sub will merge with and into NCS (the "Proposed Merger"), with NCS surviving as a wholly owned subsidiary of Genesis. If the Proposed Merger is completed, each outstanding share of common stock of NCS, par value $0.01 per share ("NCS Common Stock"), other than the NCS Common Stock held by NCS and other than dissenting shares, will be converted into the right to receive 0.1 of a share of common stock of Genesis, par value $0.02 per share. The completion of the Proposed Merger is subject to regulatory approvals and other customary conditions, including the approval of the holders of a majority of the outstanding voting power of NCS Common Stock.

      In connection with the Merger Agreement, on July 28, 2002, NCS and Genesis entered into agreements (the "Voting Agreements") with certain stockholders of NCS beneficially owning in the aggregate a majority of the outstanding voting power of NCS Common Stock. In the Voting Agreements, such stockholders agreed
(1) to vote their shares of NCS Common Stock in favor of adoption and approval of the Merger Agreement and against proposals for certain other transactions and
(2) not to transfer their shares of NCS Common Stock prior to the consummation of the Proposed Merger.

      On August 8, 2002, Omnicare, Inc. (Omnicare) commenced a cash tender offer to purchase all of the outstanding shares of Class A and Class B common stock of NCS for $3.50 per share. The effect of the Omnicare tender offer on the proposed merger between NCS and Genesis is not known at this time.

      Since the Company entered into the Merger Agreement, seven shareholder lawsuits (six of which are purported class action lawsuits) were filed against NCS and its directors in connection with the Proposed Merger with Genesis and, in two cases, against Genesis and Sub (the "Stockholder Claims"). The Stockholder Claims allege that the directors of NCS breached their fiduciary duties, and certain other duties, to stockholders by entering into the Merger Agreement and seek various relief, including an injunction against consummation of the Proposed Merger, requiring separate class voting on approval of the Proposed Merger by NCS Stockholders, rescinding the Proposed Merger if the same is consummated prior to a final judgment on the Stockholder Claims, declaring the Voting Agreements null and void and compensatory damages and costs. In addition, the amended complaint filed by Omnicare alleges that the Voting Agreements violate the NCS amended and restated certificate of incorporation and therefore resulted in an automatic conversion of such stockholders' Class B common shares into Class A common shares. No court dates have been set for these matters. The Company believes that the allegations set forth in these lawsuits are without merit and intends to contest them vigorously; however, the ultimate outcome of these lawsuits cannot be predicted with certainty. These lawsuits could adversely affect the Company's ability to consummate the Merger Agreement with Genesis.

      The following lawsuits were each filed with the Court of Chancery in the State of Delaware in and for New Castle County on the dates indicated:

      - Dr. Dorrin Beirch and Robert M. Miles on behalf of themselves and all others similarly situated v. NCS HealthCare, Inc., Jon H. Outcalt, Kevin B. Shaw, Richard L. Osborne, and Boake A. Sells, filed on July 30, 2002.

      - Anthony Noble v. NCS HealthCare, Inc., Richard L. Osborne, Jon H. Outcalt, Boake A. Sells, and Kevin B. Shaw, filed on August 1, 2002.

      - Jeffery Treadway v. Jon H. Outcalt, Kevin B. Shaw, Boake A. Sells, Richard L. Osborne, and NCS HealthCare, Inc., filed on August 2, 2002.

      - Tillie Saltzman v. Jon H. Outcalt, Kevin B. Shaw, Boake A. Sells, Richard L. Osborne, and NCS HealthCare, Inc., filed on August 2, 2002.

      - Dolphin Limited Partnership, L.L.P. v. Jon H. Outcalt, Kevin B. Shaw, Boake A. Sells, Richard L. Osborne, Genesis Health Ventures, Inc., Genesis Sub, Inc. and NCS HealthCare, Inc., filed on August 7, 2002.

      -     First Amended Complaint Omnicare, Inc. v. NCS HealthCare, Inc., Jon
            H. Outcalt, Kevin B. Shaw, Boake A. Sells, Richard L. Osborne, Genesis Health Ventures, Inc. and Genesis Sub, Inc., filed on August 12, 2002 (original complaint filed on August 1, 2002).

     The following lawsuit was filed with the Court of Common Pleas for Cuyahoga County, Ohio:

      - Michael Petrovic on behalf of himself and all others similarly situated v. NCS HealthCare, Inc., Jon H. Outcalt, Kevin B. Shaw, Richard L. Osborne, and Boake A. Sells, filed on August 1, 2002.

     On August 20, 2002, the Company filed a complaint against Omnicare in the United States District Court for the Northern District of Ohio, titled NCS Healthcare, Inc. v. Omnicare, Inc., Case No. 1:02CV1635 (Maita, J.), and, on August 21, 2002, the Company amended the complaint. The complaint, as amended, alleges, among other things, that Omnicare's disclosure on Schedule TO, filed on August 8, 2002 in connection with the associated tender offer, contains materially false and misleading disclosures in violation of Section 14(e) of the Securities Exchange Act of 1934.

     The Company's subsidiary, NCS HealthCare of Illinois, Inc. ("NCS Illinois") and former owners of the Herrin, Illinois site, were named defendants in a civil action filed under the federal civil False Claims Act in the United States District Court for the Southern District of Illinois in the case captioned "The United States of America, ex rel., Denis Crews, et al. v. Family Nursing Home Services, Inc., et al." (Case No. 99-4020-GPM). On February 20, 2002, the United States of America filed a Notice of Election to Decline Intervention. This Notice was filed in camera and under seal. The complaint was then served on NCS Illinois on July 12, 2002. On July 29, 2002, the Company received a copy of an Amended Complaint in the above-captioned matter in which the Company was also named as a Defendant.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained in or incorporated by reference into this Annual Report on Form 10-K, including, but not limited to, those regarding the Company's financial position, business strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have expected effects on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company may differ materially from those expressed or implied by any such forward-looking statements. These forward-looking statements may include, but are not limited to, statements containing words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and similar expressions. Among the factors that could cause actual results to differ materially from the Company's expectations include the ability to consummate the proposed merger transaction with Genesis and/or obtain the anticipated results and synergies from the proposed merger transaction with Genesis and the increased uncertainty created by the integration of the two businesses, the outcome of the Omnicare, Inc. tender offer and related litigation, the continued impact of the Medicare Prospective Payment System, discussions with the Company's senior lenders and the ad hoc committee of debenture holders, overall economic, financial and business conditions, delays in reimbursement by the government or other payors of the Company and its customers, the overall financial condition of the Company's customers, the ability of the Company to assess and react to the financial condition of customers, the effect of new government regulation, access to capital and financing, the demand for the Company's products and services, pricing and competitive factors in the industry, changes in accounting rules and standards continuation of various trends in the long-term care market (including the trend toward consolidation), changes in reimbursement levels from State Medicaid programs and third-party insurance plans, the credit worthiness of customers, competition among providers of long-term care pharmacy services, negotiations regarding payment terms and other contractual obligations with suppliers, changes in regulatory requirements and Federal and State reimbursement levels, reform of the health care delivery system, litigation matters and other factors and risks and uncertainties described in the Company's SEC reports.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company has managed its interest rate risk by balancing its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company has a balance of $206.1 million on its revolving credit facility at June 30, 2002, which is subject to a variable rate of interest based on the Prime rate. Assuming borrowings at June 30, 2002, a one-hundred basis point change in interest rates would impact net interest expense by approximately $2.1 million per year.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements
Report of Independent Auditors                                               34
Consolidated Balance Sheets at June 30, 2001 and 2002                        35
Consolidated Statements of Operations for each of the three years
   in the period ended June 30, 2002                                         37
Consolidated Statements of Stockholders' Equity (Deficit) for each of the
   three years in the period ended June 30, 2002                             38
Consolidated Statements of Cash Flows for each of the three years
   in the period ended June 30, 2002                                         39
Notes to Consolidated Financial Statements                                   40

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
NCS HealthCare, Inc.

      We have audited the accompanying consolidated balance sheets of NCS HealthCare, Inc. and subsidiaries as of June 30, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCS HealthCare, Inc. and subsidiaries at June 30, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

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

      As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, the Company changed its method of accounting for goodwill.


August 2, 2002                                                 Ernst & Young LLP
Cleveland, Ohio

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                                                    June 30,
                                                                                                    --------
                                                                                               2002          2001
                                                                                               ----          ----
CURRENT ASSETS
      Cash and cash equivalents                                                              $42,539       $39,464
      Trade accounts receivable, less allowance for doubtful accounts
           of $21,026 and $28,332 as of June 30, 2002 and 2001                                85,808        94,447
      Inventories                                                                             30,593        32,770
      Prepaid expenses and other current assets                                                2,863         3,301
                                                                                            --------      --------
                Total current assets                                                         161,803       169,982

PROPERTY, PLANT AND EQUIPMENT
      Land                                                                                       130           130
      Buildings                                                                                2,397         2,397
      Machinery, equipment and vehicles                                                       21,173        23,039
      Computer equipment and software                                                         34,863        34,817
      Furniture, fixtures and leasehold improvements                                          18,070        18,685
                                                                                            --------      --------
                                                                                              76,633        79,068
      Less accumulated depreciation and amortization                                          48,515        45,049
                                                                                            --------      --------
                                                                                              28,118        34,019
     Goodwill, net                                                                            80,487       301,907
     Other assets, net                                                                         7,385         8,063
                                                                                            --------      --------
TOTAL ASSETS                                                                                $277,793      $513,971
                                                                                            =========     ========


                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                        JUNE 30,
                                                                                                        --------
                                                                                                  2002            2001
                                                                                                  ----            ----
CURRENT LIABILITIES
      Line of credit in default                                                                 $ 206,130       $ 206,130
      Convertible subordinated debentures in default                                              102,361         102,107
      Trade accounts payable                                                                       45,336          56,349
      Accrued compensation and related expenses                                                     8,525           7,715
      Other accrued expenses                                                                       22,607          13,754
      Current portion of long-term debt                                                               274             456
                                                                                               -----------    -----------
                Total current liabilities                                                         385,233         386,511

      Long-term debt, excluding current portion                                                       549             825
      Other long-term liabilities                                                                      73             140

STOCKHOLDERS' EQUITY (DEFICIT)
      Preferred stock, $.01 par value per share; 1,000,000 shares
           authorized; none issued                                                                      -               -
      Common stock, $.01 par value per share:
           Class A -- 50,000,000 shares authorized; 18,461,599 and 18,421,845
             shares issued and outstanding at June 30, 2002 and 2001, respectively                    184             184
           Class B -- 20,000,000 shares authorized; 5,255,210 and 5,294,964
             shares issued and outstanding at June 30, 2002 and 2001, respectively                     53              53
      Paid-in capital                                                                             271,943         271,943
      Accumulated deficit                                                                        (380,242)       (145,685)
                                                                                               -----------    -----------
                                                                                                 (108,062)        126,495
                                                                                               -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                             $277,793        $513,971
                                                                                               ===========    ===========


                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           YEAR ENDED JUNE 30,
                                                                                    2002           2001          2000
                                                                                    ----           ----          ----
Revenues                                                                         $  645,756     $ 626,328      $ 694,530
Cost of revenues                                                                    538,926       514,483        556,757
                                                                                  ---------     ---------     ----------
Gross profit                                                                        106,830       111,845        137,773
Selling, general and administrative expenses                                         93,776       123,272        126,969
Special charge to increase allowance for doubtful accounts                                -             -         44,623
Nonrecurring charges                                                                      -             -         51,136
                                                                                  ---------     ---------     ----------
Operating income (loss)                                                              13,054       (11,427)       (84,955)
Interest expense                                                                    (26,642)      (34,300)       (29,808)
Interest income                                                                       1,447         2,587          3,565
                                                                                  ---------     ---------     ----------
Loss before income taxes and cumulative effect of accounting change                 (12,141)      (43,140)      (111,198)
Income tax expense                                                                      300           370          3,326
                                                                                  ---------     ---------     ----------
Loss before cumulative effect of accounting change                                  (12,441)      (43,510)      (114,524)
Cumulative effect of accounting change                                             (222,116)            -              -
                                                                                  ---------     ---------     ----------
Net loss                                                                         $ (234,557)    $ (43,510)    $ (114,524)
                                                                                 ==========     =========     ==========

Loss per share data:
Net loss per common share before cumulative effect of accounting
     change - basic and diluted                                                   $   (0.52)    $   (1.85)    $    (5.31)
Cumulative effect of accounting change                                            $   (9.37)            -              -
                                                                                  ---------     ---------     ----------
Net loss per common share - basic and diluted                                     $   (9.89)    $   (1.85)    $    (5.31)
                                                                                 ==========     ==========    ==========

Weighted average number of common shares outstanding - basic and diluted             23,717        23,535         21,551
                                                                                 ==========     ==========    ==========


                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                 CLASS A        CLASS B                      RETAINED     STOCKHOLDERS'
                                                  COMMON        COMMON        PAID-IN        EARNINGS         EQUITY
                                                  STOCK          STOCK        CAPITAL       (DEFICIT)       (DEFICIT)
                                                  -----          -----        -------       ---------       ---------
Balance at July 1, 1999                           $  143         $  60        $ 263,882       $ 12,349       $ 276,434
Issuance of 2,203,844 shares of Class A
     Common Stock for business combinations           22             -            6,811              -           6,833
Issuance of 497,153 shares of Class A Common
     Stock for profit sharing plan                     5             -              957              -             962
Conversion of 197,997 shares of Class B
     Common Stock to 197,997 shares of Class
     A Common Stock                                    2            (2)               -              -               -
Net loss                                               -             -                -       (114,524)       (114,524)
                                                  ------         -----          -------      ---------       ---------
Balance at June 30, 2000                             172            58          271,650       (102,175)        169,705
Issuance of 733,040 shares of Class A Common
     Stock for profit sharing plan                     7             -              293              -             300
Conversion of 512,319 shares of Class B
     Common Stock to 512,319 shares of Class
     A Common Stock                                    5            (5)               -              -               -
Net loss                                               -             -                -        (43,510)        (43,510)
                                                  ------         -----          -------      ---------       ---------
Balance at June 30, 2001                             184            53          271,943       (145,685)        126,495
                                                  ------         -----          -------      ---------       ---------
Conversion of 39,754 shares of Class B
     Common Stock to 39,754 shares of Class
     A Common Stock                                    -             -                -              -               -
Net loss                                               -             -                -       (234,557)       (234,557)
                                                  ------         -----          -------      ---------       ---------
Balance at June 30, 2002                          $  184         $  53         $271,943      $(380,242)      $(108,062)
                                                  ======         =====         ========      =========       =========


                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED JUNE 30,
                                                                                2002         2001          2000
                                                                                ----         ----          ----
OPERATING ACTIVITIES
Net loss                                                                     $(234,557)    $(43,510)    $ (114,524)
Adjustments to reconcile net loss to net
      cash provided by operating activities:
           Cumulative effect of accounting change                              222,116            -              -
           Non-cash portion of fixed asset impairment charge                         -        2,106              -
           Non-cash portion of nonrecurring charges                                  -            -         38,555
           Depreciation and amortization                                        13,085       24,993         28,678
           Provision for doubtful accounts                                      18,013       31,101         53,825
           Deferred income taxes                                                     -            -          2,937
           Non-cash profit sharing expense                                           -          300            962
           Changes in assets and liabilities, net of effects of assets and liabilities acquired:
                Trade accounts receivable                                      (17,629)      (8,570)       (10,309)
                Inventories                                                      2,536        4,316         12,151
                Trade accounts payable                                          (4,647)      17,363         (5,204)
                Accrued expenses                                                 9,657         (295)       (11,251)
                Prepaid expenses and other                                         811           21         14,948
                                                                              --------     --------      ---------
Net cash provided by operating activities                                        9,385       27,825         10,768

INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment                          (5,489)      (3,359)        (6,616)
Proceeds from sales of assets                                                      230          250            621
Purchases of businesses                                                         (1,371)           -              -
Other                                                                              778         (978)        (5,766)
                                                                              --------     --------      ---------
Net cash used in investing activities                                           (5,852)      (4,087)       (11,761)

FINANCING ACTIVITIES
Repayment of long-term debt                                                       (458)        (661)        (3,474)
Borrowings on line-of-credit                                                         -            -         91,300
Payments on line-of-credit                                                           -            -        (99,870)
                                                                              --------     --------      ---------
Net cash used in financing activities                                             (458)        (661)       (12,044)
                                                                              --------     --------      ---------
Net increase (decrease) in cash and cash equivalents                             3,075       23,077        (13,037)
Cash and cash equivalents at beginning of period                                39,464       16,387         29,424
                                                                              --------     --------      ---------
Cash and cash equivalents at end of period                                    $ 42,539     $ 39,464      $  16,387
                                                                              ========     ========      =========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                                                $ 21,176     $ 31,655      $  28,975
                                                                              ========     ========      =========
      Income taxes                                                            $    304     $    355      $     404
                                                                              ========     ========      =========

                             See accompanying notes

                      NCS HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000, 2001 AND 2002
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

      NCS HealthCare, Inc. (the Company) operates in one primary business segment providing a broad range of health care services primarily to long-term care institutions including skilled nursing facilities, assisted living facilities and other institutional health care settings. The Company purchases, repackages and dispenses prescription and non-prescription pharmaceuticals and provides client facilities with related management services, automated medical record keeping, drug therapy evaluation, regulatory assistance and certain ancillary health care services.

MANAGEMENT'S PLAN TO CONTINUE AS A GOING CONCERN

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $43,510 and $234,557 for the years ended June 30, 2001 and 2002, respectively. At June 30, 2002 the Company's working capital deficit was $(223,430), primarily as a result of classifying $206,130 under the revolving credit facility and $102,361 of convertible subordinated debentures as a current liability. As discussed in Note 2, the revolving credit facility expired on May 31, 2002. As discussed in Note 8, as of June 30, 2002 the Company is in default on $102,361 of its 5 3/4% convertible subordinated debentures. All borrowings under the credit agreement and the convertible subordinated debentures have been classified as a current liability. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

      During the past three years the Company has implemented measures to improve cash flows generated from operating activities, including reductions in operating and overhead costs by continuing the consolidation and/or closing of pharmacy locations, continuing its employee reduction plan, more aggressive collection activity and inventory reduction efforts, and a temporary modification of payment terms negotiated with a major Company supplier. In addition, the Company continues to review the profitability of its customer base and is terminating uneconomic accounts as well as applying stricter standards in accepting new business.

      During the past two years, the Company has been in ongoing discussions with the Company's senior lenders and with an ad hoc committee of holders of the 5 3/4% Convertible Subordinated Debentures due 2004 regarding the defaults and potential restructuring options. In addition, the Company engaged financial advisors and legal counsel to assist in exploring various capital restructuring and strategic alternatives with third parties.

      On July 28, 2002, the Company entered into a definitive merger agreement with Genesis Health Ventures, Inc. (Genesis). If the proposed merger is completed, each outstanding share of common stock of the Company will be converted into the right to receive 0.1 of a share of Genesis common stock. At the closing of the proposed merger, Genesis will repay in full the outstanding debt of NCS, including $206,130 of senior debt, and will redeem $102,361 of 5 3/4% convertible subordinated debentures, including accrued and unpaid interest and any applicable redemption premiums. The completion of the proposed merger is subject to regulatory approvals and other customary conditions, including the approval of the holders of a majority of the outstanding voting power of the Company's common stock.

      The timing and ultimate outcome of the proposed merger or any future negotiations with the Company's senior lenders and ad hoc committee of debenture holders is uncertain and could have a material adverse effect on the Company. Given the foregoing, no assurances can be given that the Company will be able to maintain its current level of operations, or that its financial condition and prospects will not be materially and adversely affected over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

      Revenue is recognized on a monthly basis for products or services provided to customers during that month. The revenue cycle ends on the last day of the month. As is generally the case for long-term care facility services, the Company receives payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), private third-party insurers and long-term care facilities. For the fiscal year ended June 30, 2002, the Company's payor mix was approximately 49% Medicaid, 20% long-term care facilities (including amounts for which the long-term care facility receives reimbursement under Medicare Part A), 14% private pay, 11% third-party insurance, 1% Medicare and 5% other sources. The Medicaid and Medicare programs are highly regulated. The failure of NCS and/or its client institutions to comply with applicable reimbursement regulations could adversely affect the Company's business. The Company monitors its receivables from Medicaid and other third-party payor programs and reports such revenues at the net realizable amount expected to be received from third-party payors.

CASH EQUIVALENTS

      The Company considers all investments in highly liquid instruments with original maturities of three months or less at the date purchased to be cash equivalents. Investments in cash equivalents are carried at cost, which approximates market value.

CONTRACTUAL ALLOWANCES

      An estimated contractual allowance is recorded against third-party sales and accounts receivable (Medicaid and insurance). Accordingly, the net sales and accounts receivable reported in the Company's financial statements are recorded at the amount expected to be received from the third-party payor. Contractual allowances are adjusted to actual as cash is received and claims are reconciled. The Company evaluates the following criteria in developing the estimated contractual allowance percentages each month:

- Historical contractual allowance trends based on actual claims paid by third-party payors.
- Review of contractual allowance information reflecting current contract terms.
- Consideration and analysis of changes in customer base, product mix, payor mix, reimbursement levels or other issues that may impact contractual allowances.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The Company utilizes the "Aging Method" to evaluate the adequacy of its allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category for each payor. Company management developed the estimated standard allowance requirement percentages by utilizing historical collection trends and its understanding of the nature and collectibility of receivables in the various aging categories. The standard allowance percentages were developed by payor type as the accounts receivable from each payor type have unique characteristics. The necessary balance sheet allowance for doubtful accounts is calculated on a monthly basis utilizing the aging method described above. The Company ensures that the actual balance in the allowance for doubtful accounts is equal to or greater than the estimated amount calculated by the aging method.

      Movement of the allowance for doubtful accounts is as follows:

                                                      Write-offs,
                     Balance at      Provision for       Net of       Balance at
                    Beginning of       Doubtful       Recoveries        End of
                       Period          Accounts        and Other        Period
                    ------------     -------------    -----------     ----------
Fiscal Year Ended
June 30,

       2002           $ 28,332         $ 18,013        $ (25,319)     $ 21,026

       2001           $ 53,926         $ 31,101        $ (56,695)     $ 28,332

       2000           $ 38,880         $ 53,825        $ (38,779)     $ 53,926


INVENTORIES AND COST OF GOODS SOLD

      Inventories for all business units consist primarily of purchased pharmaceuticals and medical supplies and are stated at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method for 4% of the June 30, 2002 net inventory balance and by using the first-in, first-out
(FIFO) method for the remaining 96%. If the FIFO inventory valuation method had been used exclusively, inventories would have been $636 and $512 higher at June 30, 2001 and 2002, respectively.

      Physical inventories are performed on a quarterly basis at all sites. As the Company does not utilize a perpetual inventory system, cost of goods sold is estimated during non-inventory months and is adjusted to actual by recording the results of the quarterly physical inventories. The Company evaluates the following criteria in developing estimated cost of goods sold during non-inventory months:

      - Historical cost of goods sold trends based on prior physical inventory results.
      - Review of cost of goods sold information reflecting current customer contract terms.
      - Consideration and analysis of changes in customer base, product mix, payor mix, State Medicaid and third-party insurance reimbursement levels or other issues that may impact cost of goods sold.

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
              Furniture, fixtures and leasehold improvements    3 - 10 years

      Depreciation expense, including amortization of capital leased assets, was $15,110, $11,979 and $11,191 for the years ended June 30, 2000, 2001 and 2002, respectively.

     In February 2001, the Company recorded a fixed asset impairment charge of $2,106 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of" (SFAS No. 121). This charge relates primarily to changes in asset values resulting from the impact of restructuring activities and changes in operational processes under restructured operations.

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

      The Company elected early adoption of SFAS No. 142 as of July 1, 2001. In accordance with SFAS No. 142, goodwill and other indefinite lived intangible assets will no longer be amortized. Under this non-amortization approach, SFAS No. 142 requires that goodwill and other indefinite lived intangible assets be reviewed for impairment using a fair value based approach upon adoption and at least annually thereafter.

        SFAS No. 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. For the purposes of SFAS No. 142, the Company is considered to have one reporting unit. The Company determined its implied fair value utilizing a market capitalization approach and compared the fair value of the Company to its carrying value. This evaluation indicated that goodwill was potentially impaired as of July 1, 2001. As a result, the Company was required to complete the second step of the transitional impairment test to measure the amount of the impairment. In calculating the impairment, the implied fair value of goodwill was determined by calculating the fair value of all tangible and intangible net assets through appraisals, external valuations, quoted market prices and other valuation methods. The implied fair value of goodwill was compared to the carrying value of goodwill to measure the amount of the impairment. The Company recorded a non-cash charge of $222,116 as of July 1, 2001 to reduce the carrying value of its goodwill as a result of the adoption of SFAS No. 142. In accordance with the requirements of SFAS No. 142, the charge has been recorded as a cumulative effect of accounting change in the Company's consolidated statement of operations. Since a portion of the impaired goodwill is not deductible for taxes or as a result of the full valuation allowance on deferred taxes, no tax benefit was recorded in relation to the non-cash charge. As of June 30, 2002, remaining goodwill was $80,487 which is subject to continuing review of impairment under a similar approach as described above.

      The amount of the impairment primarily reflects the decline in the Company's stock price and financial condition since the acquisitions were consummated that generated the goodwill. The Company observed significant negative industry and customer trends during the three years prior to the valuation date of July 1, 2001, including a net loss of $16,325, $114,524 and $43,510 for the years ended June 30, 1999, 2000 and 2001, respectively. These trends primarily related to increased bankruptcies and significant financial difficulties experienced by the Company's skilled nursing facility customers primarily as a result of the greater than expected adverse impact with regard to implementation of the Medicare Prospective Payment System (PPS) under the Balanced Budget Act of 1997.

      SFAS No. 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of April 1 of each year. As of April 1, 2002, the Company's annual assessment indicated that the remaining goodwill was not impaired.

      The methodology of accounting for goodwill under SFAS No. 142 differs from the Company's previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash flows over the remaining amortization period to determine if goodwill is recoverable.

      Intangible assets that will continue to be amortized under SFAS No. 142 consist primarily of non-compete covenants and debt issuance costs. Debt issuance costs are included in other assets and are amortized using the effective interest method over the life of the related debt.

ACCRUED HEALTH INSURANCE

      The Company is self-insured for health insurance claims with a stop-loss umbrella policy in place to limit the maximum potential liability for both individual claims and total claims for a plan year. Health insurance claims are paid as they are submitted to the plan administrator. The Company maintains an accrual for claims that have been incurred but not yet reported (IBNR) to the plan administrator and therefore have not been paid. The Company maintains an IBNR reserve based on the historical claim lag period and current payment trends of health insurance claims (generally 2 to 3 months).

      The Company records a monthly expense for the health insurance plan in its financial statements. The initial monthly expense for a plan year is determined at the beginning of the plan year by reviewing historical claims experience and the estimated range of liability for the plan year as determined by the plan administrator. The initial monthly expense is adjusted each month as necessary to ensure that an adequate IBNR reserve level is maintained.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and amends APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business" ("APB 30"). This statement develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 also expands the scope of discontinued operations and changes the disclosure requirement for discontinued operations. This statement is effective for fiscal years beginning after December 15, 2001. Management does not expect this standard to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      The FASB recently issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 No. supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires liabilities associated with exit and disposal activities to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from these estimates depending upon certain risks and uncertainties.

MATERIAL RISKS AND UNCERTAINTIES

      Potential risks and uncertainties, many of which are beyond the control of the Company include, but are not limited to, such factors as the Company's ability to consummate the proposed merger transaction with Genesis, discussions with the Company's senior lenders and the ad hoc committee of debenture holders, overall economic, financial and business conditions, delays in reimbursement by the government or other payors of the Company and its customers, the overall financial condition of the Company's customers, the effect of new government regulation, changes in reimbursement levels from State Medicaid programs and third-party insurance plans, negotiations regarding payment terms and other contractual obligations with suppliers, the outcome of litigation, access to capital and financing, the demand for the Company's products and services, pricing and competitive factors in the industry and changes in accounting rules and standards.

      The Company purchases the majority of its inventory through one primary pharmaceutical supplier representing a concentration of credit risk to the Company. In fiscal 2001, the Company negotiated a temporary modification of payment terms with this supplier. In June 2002, the Company entered into a letter of intent with this supplier and is continuing its negotiations to achieve a permanent modification in payment terms. In addition, the Company earns administrative fees and amounts from certain other contractual arrangements under a prime wholesaler agreement with this supplier. The administrative fees and amounts from other contractual arrangements are accrued on a monthly basis based on purchasing data and knowledge of the terms of the contractual arrangements. The actual amounts due under the contractual arrangements are typically communicated to the Company on a quarterly or annual basis based on the terms of the contractual arrangements. As a result of the 2001 temporary modification of payment terms, the supplier is withholding certain contractual amounts due to the Company. Receivables from the supplier of $5,871 and $12,237 at June 30, 2001 and 2002, respectively, have been netted against accounts payable to the supplier for financial reporting purposes. The Company believes that the receivables arising from these contractual arrangements are collectible and is currently operating under the letter of intent which provides for the Company to make monthly payments to the supplier based on the net amount payable to the supplier.


2.  LINE OF CREDIT

      In June 1998, the Company entered into a four-year revolving credit agreement (Credit Facility) which expired on May 31, 2002. On June 3, 2002, the Company received correspondence from the senior lenders indicating that they reserve the right to exercise all rights, powers and privileges provided for in the credit agreement including the acceleration of the collection of the Company's obligations and/or exercise other remedies under the credit agreement including exercising their rights with respect to the pledged collateral. At the current time, the senior lenders have not chosen to exercise and enforce the rights and remedies available to them under the credit agreement. The Company continues to operate under the terms of the Credit Facility.

      The Credit Facility, as amended, had an available commitment of $207 million, provided all Company assets as security, limited the availability of the Credit Facility to use for working capital only, required Lender approval on acquisitions, provided for interest at a variable rate and contained certain debt covenants including an interest coverage ratio, minimum consolidated net worth requirements and a restriction on declaration and payment of cash dividends to shareholders. Prior to the expiration of the Credit Facility, the Company had been in violation of certain financial covenants of the Credit Facility. On April 21, 2000, the Company received a formal notice of default from the senior lenders. As a result of the notice of default, the interest rate on the Credit Facility (excluding facility fee) increased to the Prime Rate plus 2.25% (7.0% at June 30, 2002). The borrowings of $206,130 under the Credit Facility at June 30, 2002 are classified as a current liability. Failure to obtain a favorable resolution to the expiration of the Credit Facility could have a material adverse effect on the Company.

      See additional discussion regarding the Credit Facility and the proposed merger with Genesis in Note 1.


3. LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                    JUNE 30,
                                                                    --------
                                                                2002       2001
                                                                ----       ----

2% note payable to Pennsylvania Industrial Development
      Authority due in monthly installments through June,
      2010, and secured through an interest in a building
      of the Company                                          $  393     $  425
Collateralized lease obligations with interest ranging
      from 7% to 16% due monthly through April, 2004             318        707
Other                                                            112        149
                                                                ----       ---
Total long-term debt                                             823      1,281
Less current portion                                             274        456
                                                              ------     ------
Long-term debt, excluding current portion                     $  549     $  825
                                                              ======     ======

      The aggregate maturities of the long-term debt for each of the five years subsequent to June 30, 2002 are as follows:

FISCAL YEAR ENDING JUNE 30,                                       AMOUNT
---------------------------                                       ------

2003                                                             $   274
2004                                                                 170
2005                                                                  67
2006                                                                  70
2007                                                                  60
Thereafter                                                           182
                                                                 -------
                                                                 $   823
                                                                 =======

4. INCOME TAX EXPENSE

      Income tax expense (benefit), for each of the three years ended June 30, 2002, consists of:

                                   2002                               2001                               2000
                                   ----                               ----                               ----
                      CURRENT    DEFERRED     TOTAL      CURRENT    DEFERRED     TOTAL      CURRENT    DEFERRED     TOTAL
                      -------    --------     -----      -------    --------     -----      -------    --------     -----
Federal               $    -      $    -     $    -      $    -     $    -      $    -     $   (56)    $  2,505   $  2,449

State and local          300           -        300         370          -         370         445          432        877
                      ------      -------    ------      ------     -------     ------     -------     --------   --------
                      $  300      $    -     $  300      $  370     $    -      $  370     $    89     $  2,937   $  3,326
                      ======      =======    ======      ======     =======     ======     =======     ========   ========


      Reconciliation of income taxes at the United States Federal statutory rate to the effective income tax rate for the three years ended June 30, 2002 are as follows:

                                                                                     2002           2001          2000
                                                                                     ----           ----          ----
Income tax benefit at the United States statutory rate                            $ (79,647)      $(14,668)      $(37,807)
State and local income tax benefit                                                  (12,455)        (2,327)        (2,989)
Amortization/write-off of nondeductible intangible assets                            12,806            532            561
Increase in valuation allowance                                                      79,254         16,770         35,993
Nondeductible nonrecurring charges                                                        -              -          6,725
Other - net                                                                             342             63            843
                                                                                  ---------       --------       --------
Total provision for income tax expense                                                  300            370          3,326
Income tax benefit from cumulative effect of accounting change                            -              -              -
                                                                                  ---------       --------       --------
Net tax provision                                                                 $     300       $    370       $  3,326
                                                                                  =========       ========       ========


      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

                                                          JUNE 30,
                                                          --------
                                                   2002              2001
                                                   ----              ----

Deferred tax assets (liabilities):
      Allowance for doubtful accounts            $   8,550         $  11,082
      Accrued expenses and other                     5,369             4,825
      Loss carryforwards                            78,457            65,477
      Intangibles                                   40,867           (25,863)
      Depreciable assets and other                  (1,082)           (2,245)
      Valuation allowance                         (132,161)          (53,276)
                                                 ---------         ---------
Net deferred tax assets                          $       -         $       -

      The evaluation of the realizability of the Company's net deferred tax assets in future periods is made based upon historical and projected operating performance and other factors for generating future taxable income, such as intent and ability to sell assets. At this time, the Company has concluded that the realization of deferred tax assets is not deemed to be "more likely than not" and, consequently, established a valuation allowance during the years ended June 30, 2001 and 2002 equal to its net deferred tax asset.

      At June 30, 2002 the Company has net operating loss carryforwards of $192.3 million for income tax purposes that expire in years 2010 through 2022. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired businesses.

5. OPERATING LEASES

      The Company is obligated under operating leases primarily for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of June 30, 2002 are as follows:

FISCAL YEAR ENDING JUNE 30,                                      AMOUNT
---------------------------                                      ------

2003                                                           $  7,114
2004                                                              5,639
2005                                                              3,824
2006                                                              2,843
2007                                                              2,033
Thereafter                                                        1,466
                                                                 ------
                                                               $ 22,919
                                                               ========


      Total rent expense under all operating leases for the years ended June 30, 2000, 2001 and 2002 was $9,762, $8,698, and $8,446 respectively.


6. PROFIT-SHARING PLAN

      The Company maintains a profit sharing plan with an Internal Revenue Code
Section 401(k) feature covering substantially all of its employees. Under the terms of the plan, the Company will match up to 20% of the first 10% of eligible employee compensation. Effective January 1, 1999, the Company amended the profit sharing plan to provide for the Company match to be contributed as the Company's common stock. Effective October 1, 2000 the Company amended the profit sharing plan to return the Company match back to a cash contribution.

      The Company's aggregate contributions to the plan and related expense were $962, $852 and $834 for the years ended June 30, 2000, 2001 and 2002, respectively.


7. RELATED PARTY TRANSACTIONS

      The Company currently leases 11 of its facilities from entities affiliated with former owners of certain businesses acquired, who are employees of the Company. The buildings are used for operations of the Company. Rent expense of $1,197, $888 and $890 was incurred under these leasing arrangements in the years ended June 30, 2000, 2001 and 2002, respectively.


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

      The debentures are obligations of the Company. The operations of the Company are currently conducted principally through subsidiaries, which are separate and distinct legal entities. Each of the Company's wholly owned subsidiaries has unconditionally guaranteed, jointly and severally, the Company's payment obligations under the 1998 debentures. Accordingly, summarized financial information regarding the guarantor subsidiaries has not been presented because management of the Company believes that such information would not be meaningful to investors.

      The Company elected not to make the semi-annual $2,875 interest payments due February 15, 2001, August 15, 2001, February 15, 2002 and August 15, 2002 on the 1998 debentures. On April 6, 2001, the Company received a formal Notice of Default and Acceleration and Demand for Payment from the Indenture Trustee. The Indenture Trustee declared the entire principal and any accrued interest thereon to be immediately due and payable and demanded immediate payment of such amounts. If such payments are not made, the Indenture Trustee reserves the right to pursue remedial measures in accordance with the Indenture, including, without limitation, collection activities. As of June 30, 2002, the amount of principal and accrued interest is $110,767.

      During fiscal 2000, in connection with an acquisition agreement, the Company issued a $2,000 convertible subordinated debenture maturing on August 15, 2004. The note and accrued "payment-in-kind" interest will be convertible into a maximum of 200,000 Class A Common Shares at a conversion price of $8.00 per share. During fiscal 2001 and 2002, $107 and $254 of accrued interest was converted to principal, respectively. As a result of the 1998 debentures being in default, these debentures are also in default at June 30, 2001 and 2002.

      Until the defaults on the debentures are resolved, convertible subordinated debentures of $102,361 and the related accrued interest of $10,856 will be classified as a current liability. See additional discussion regarding the convertible subordinated debentures and the proposed merger with Genesis in
Note 1.


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

      In January 1996, the Company adopted a Long Term Incentive Plan (the Plan) to provide up to 700,000 shares of Class A Common Stock for awards of incentive and nonqualified stock options to officers and key employees of the Company. During fiscal 1996, the Company granted 56,500 nonqualified stock options and 27,540 incentive stock options, all at $16.50 per share. The nonqualified stock options have a term of five years and became exercisable in thirds on February 1, 1998, 1999 and 2000. The incentive stock options have a term of six years and became exercisable in fifths each year on February 1, 1997, 1998, 1999, 2000 and 2001. During fiscal 1997 and 1999 the Company granted 301,250 and 345,250 nonqualified stock options, respectively, at an exercise price of $20.00 and $15.00 per share, respectively, the market values of the stock on the dates of the grant. The fiscal 1997 nonqualified stock options have a term of five years and became exercisable in thirds on April 1, 1999, 2000 and 2001. The fiscal 1999 nonqualified stock options have a term of five years and become exercisable in thirds on November 1, 2000, 2001, and 2002. During fiscal 2001, the Company granted 240,000 nonqualified stock options at an exercise price of $0.135, the market value of the stock on the date of the grant. The options have a term of five years and become exercisable in thirds on November 1, 2002, 2003 and 2004.

      In October 1998, the Company adopted the 1998 Performance Plan (the 1998 Performance Plan) to provide up to 1,200,000 shares of Class A Common Stock for awards of incentive and nonqualified options to directors, officers, and key employees of the Company. During fiscal 1999, the Company granted 85,000 nonqualified stock options at an exercise price of $18.50 per share, the market value of the stock on the date of the grant. These nonqualified stock options have a term of five years and become exercisable in thirds on January 1, 2001, 2002 and 2003. During fiscal 2000, the Company granted 494,250 and 290,500 nonqualified stock options at an exercise price of $4.25 and $1.47 per share respectively, the market values of the stock on the date of the grants. The 494,250 nonqualified stock options have a term of five years and become exercisable in thirds on August 1 2001, 2002 and 2003. The 290,500 nonqualified stock options have a term of five years and became exercisable in halves on January 28, 2001 and 2002. During fiscal 2001 the Company granted 460,000 nonqualified stock options at an exercise price of $0.135, the market value of the stock on the date of the grant. The options have a term of five years and become exercisable in thirds on November 1, 2002, 2003 and 2004.

      In November 2000, the Company adopted the 2000 Performance Plan (the 2000 Performance Plan) to provide up to 2,000,000 shares of Class A Common Stock for awards of incentive and nonqualified options to directors, officers, and key employees of the Company. During fiscal 2002, the Company granted 705,000 nonqualified stock options at an exercise price of $0.19 per share, the market value of the stock on the date of the grant. These nonqualified stock options have a term of five years and become exercisable in thirds on December 1, 2003, 2004 and 2005.

      Substantially all of the Company's outstanding stock options contain provisions that provide for immediate vesting upon a change in control of the Company.

      The Company's stock option activity and related information for the years ended June 30 are summarized as follows:

                                      2002                       2001                       2000
                                      ----                       ----                       ----
                                                  WEIGHTED                   WEIGHTED                  WEIGHTED
                                                  AVERAGE                    AVERAGE                   AVERAGE
                                                  EXERCISE                   EXERCISE                  EXERCISE
                                     OPTIONS       PRICE        OPTIONS       PRICE       OPTIONS       PRICE
                                     -------       -----        -------       -----       -------       -----
Outstanding at
  beginning of year                 1,954,798      $ 5.99      1,297,109      $ 9.14       846,694      $15.82
Granted                               705,000        0.19        700,000        0.14       784,750        3.22
Forfeited                            (142,216)       4.72        (42,311)       5.80      (334,335)      12.32
                                    ---------      ------      ---------      ------     ---------      ------
Outstanding at
  end of year                       2,517,582      $ 4.44      1,954,798      $ 5.99     1,297,109      $ 9.14
                                    =========      ======      =========      ======     =========      ======
Exercisable at
  end of year                         850,814                    537,828                   266,441
                                    =========                  =========                 =========

      Information regarding stock options outstanding as of June 30, 2002 is summarized as follows:


[--------------------------------Options Outstanding--------------------------------]  [----------Options Exercisable----------]
                                    Weighted                              Weighted
                                     Average                              Average
                             Number                Weighted               Remaining             Number                Weighted
      Range of            Outstanding              Average               Contractual          Exercisable             Average
   Exercise Prices      At June 30, 2002        Exercise Price         Life (In Years)     At June 30, 2002        Exercise Price
  ----------------      ----------------        --------------         ---------------     ----------------        --------------
   $0.14  -  $0.14           627,000               $  0.14                    4.50                  --                  $   --
    0.19  -  $0.19           694,000                  0.19                    3.33                  --                      --
    1.47  -   1.47           236,750                  1.47                    2.58             236,750                    1.47
    4.25  -   6.19           481,358                  4.63                    2.23             223,682                    5.07
   15.00  -  16.50           228.274                 15.32                    1.81             168,516                   15.44
   18.50  -  20.00           250,200                 19.49                    3.74             221,866                   19.62
   ---------------           -------                 -----                    ----             -------                   -----

   $0.14  - $20.00         2,517,582               $  4.44                    3.28             850,814                  $ 9.92
   ===============         =========               =======                    ====             =======                  ======


      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.00%; a dividend yield of 0.00%; a volatility factor of the expected market price of the Company's Class A Common Stock ranging from .482 to 1.964; and a weighted-average expected option life ranging from 4 to 4.5 years. The weighted average fair value of options granted during fiscal 2000, 2001 and 2002 was $1.97, $0.13 and $0.11 per share, respectively.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the three years ended June 30, 2002 is as follows (in thousands except for earnings per share information):

                                             2002          2001          2000
                                             ----          ----          ----

Net loss - basic and diluted              $(235,293)     $(44,554)    $(115,577)
Earnings per share - basic and diluted        (9.92)        (1.89)        (5.36)

10. ACQUISITIONS

      As described in Note 1, the Company adopted SFAS No. 141 as of July 1, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company paid cash of $1,371 for three immaterial acquisitions in fiscal 2002. These acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective date of the respective acquisitions. There were no acquisitions during the fiscal years ended June 30, 2000 and 2001.

      Certain of the Company's acquisition agreements provided for contingent purchase price arrangements under which the purchase price paid may be subsequently increased upon the achievement of specific operating performance targets during post acquisition periods. The additional purchase price, payable in cash or Company stock is recorded, if earned, upon resolution of the contingent factors. The Company issued 2,203,844 shares of Class A Common Stock valued at $6,833 and a $2,000 convertible subordinated debenture maturing on August 15, 2004 under contingent purchase price arrangements during fiscal 2000. As of June 30, 2002, no material contingencies remain from the Company's acquisition agreements.


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

      The special charge to increase the allowance for doubtful accounts resulted from continuing negative changes observed in industry and customer trends during the year ended June 30, 2000, and a change in the method of estimating the allowance necessary for accounts receivable. The financial condition of the Company's primary customer base and negative industry trends continued to deteriorate throughout the year. Due to the negative trends that the Company's customers were facing, management re-evaluated the method of estimating the allowances necessary for these and other customers. The total provision for doubtful accounts, including the amounts included in the special charge, was $53,825 for the year ended June 30, 2000.

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

      During the year ended June 30, 2000, the Company adopted a formal exit plan to dispose of certain non-core and/or non-strategic assets. The Company recorded nonrecurring charges of $30,700 related to the planned disposition of assets primarily consisting of impairment to goodwill and property and equipment. Through June 30, 2002, the Company has disposed of four ancillary service operations that were not contributing to the overall financial performance of the Company. Total revenue and operating income of the related business units was $59,300 and $1,500, respectively, for the year ended June 30, 2000.

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

      Employee severance costs included in the nonrecurring charges relate to the termination of 472 employees. As of June 30, 2002, all terminations associated with these restructuring activities have been completed.

Details of the fiscal 2000 nonrecurring, restructuring and special charges and related activity are as follows:

                                                       Nonrecurring                   Reserve                  Reserve
   Description                       Cash/non-cash        Charge       Activity    At 6/30/01     Activity   At 6/30/02
   -----------                       -------------        ------       --------    ----------     --------   ----------
                                                      (in thousands)
   Site Consolidations
        Severance/compensation       Cash                     $ 1,300    $(1,300)        $  --      $   --         $  --
        related
        Lease terminations           Cash                       2,800     (2,100)          700        (500)          200
        Asset impairments            Non-cash                   4,400     (4,400)           --          --            --
        Other                        Cash                       1,200     (1,000)          200        (100)          100

   Special increase to allowance
        for doubtful accounts        Non-cash                  44,600    (44,600)           --          --            --

   Disposition of Assets
        Asset impairment             Non-cash                  30,200    (30,200)           --          --            --
        Other                        Cash                         500       (500)           --          --            --

   Other
        Cash                                                    6,600     (6,500)          100        (100)           --
        Non-cash                                                4,200     (4,200)           --          --            --
                                                              -------   --------        ------     -------         -----

   Total                                                      $95,800   $(94,800)       $1,000     $  (700)        $ 300
                                                              =======   =========       ======     =========       =====

12. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                  2002            2001            2000
                                                                                  ----            ----            ----
Numerator:
Numerator for basic earnings per share - net loss                              $(234,557)       $(43,510)      $(114,524)
     Effect of dilutive securities:
        Convertible debentures                                                         -               -               -
                                                                               ---------        --------       ---------
        Numerator for diluted earnings per share                               $(234,557)       $(43,510)      $(114,524)
                                                                               ==========       =========      ==========

Denominator:
Denominator for basic earnings per share -
    weighted average common shares                                                23,717          23,535          21,551
Effect of dilutive securities:
    Stock options                                                                      -               -               -
    Convertible debentures                                                             -               -               -
                                                                               ---------        --------       ---------

Dilutive potential common shares                                                       -               -               -
                                                                               ---------        --------       ---------

    Denominator for diluted earnings per share                                    23,717          23,535          21,551
                                                                                ========        ========       =========

Basic earnings per share:
    Loss before cumulative effect of accounting change                          $ (0.52)        $ (1.85)       $   (5.31)
    Cumulative effect of accounting change                                        (9.37)              -               -
                                                                               ---------        --------       ---------
    Net loss per share                                                          $ (9.89)        $ (1.85)       $   (5.31)
                                                                                ========        ========       =========

Diluted earnings per share:
    Loss before cumulative effect of accounting change                          $ (0.52)        $ (1.85)       $   (5.31)
    Cumulative effect of accounting change                                        (9.37)               -               -
                                                                               ---------        --------       ---------
    Net loss per share                                                          $ (9.89)        $ (1.85)       $   (5.31)
                                                                                ========        ========       =========


     At June 30, 2002, the Company has $102,361 of convertible subordinated debentures outstanding that are convertible into 3,258,104 shares of Class A Common Stock and 2,517,582 employee stock options that are potentially dilutive that were not included in the computation of diluted earnings per share as their effect would be antidilutive. At June 30, 2001, the Company has $102,107 of convertible subordinated debentures outstanding that are convertible into 3,258,104 shares of Class A Common Stock and 1,954,798 employee stock options that are potentially dilutive that were not included in the computation of diluted earnings per share as their effect would be antidilutive.

13. GOODWILL AND INTANGIBLE ASSETS

     As described in Note 1, the Company adopted SFAS No. 142 as of July 1, 2001. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of the cumulative effect of accounting change and goodwill amortization, net of the related income tax effect, follows:


                                                                                       YEAR ENDED
                                                                                        JUNE 30,
                                                                             2002         2001          2000
                                                                             ----         ----          ----
    Net Loss:
    As reported                                                           $(234,557)    $(43,510)    $(114,524)
    Goodwill amortization                                                         -       10,396        10,865
    Cumulative effect of accounting change                                  222,116            -             -
                                                                          ---------     --------     ---------
    As adjusted                                                           $ (12,114)    $(33,114)    $(103,659)
                                                                          =========     ========     =========

    Basic and Diluted Loss Per Share:
    As reported                                                           $   (9.89)    $  (1.85)    $   (5.31)
    Goodwill amortization                                                         -         0.44          0.50
    Cumulative effect of accounting change                                     9.37            -             -
                                                                          ---------     --------     ---------
    As adjusted                                                           $   (0.52)    $  (1.41)    $   (4.81)
                                                                          ==========    ========     =========


    Changes in the carrying amount of goodwill for fiscal 2002 are as follows:

    Balance at June 30, 2001                                        $  301,907
    Cumulative effect of accounting change                            (222,116)
    Other                                                                  696
                                                                    ----------
    Balance at June 30, 2002                                        $   80,487
                                                                    ==========

    Accumulated amortization of goodwill was $44,176 at June 30, 2001.

    The gross carrying amount and accumulated amortization of intangible assets subject to amortization was $11,334 and $6,879, respectively, at June 30, 2001 and $10,128 and $7,934, respectively, at June 30, 2002. Intangible assets that will continue to be amortized under SFAS No. 142 consist primarily of non-compete covenants and deferred debenture issuance costs. Amortization expense for the year ended June 30, 2002 was $1,894. The estimated amortization expense for each of the five fiscal years subsequent to June 30, 2002 is as follows:

    FISCAL YEAR ENDING JUNE 30,           AMOUNT
    ---------------------------           ------

    2003                                   $572
    2004                                    420
    2005                                    247
    2006                                    201
    2007                                     70


14. CONTINGENCIES

      In the ordinary course of its business, the Company is subject to inspections, audits, inquiries and similar actions by governmental authorities responsible for enforcing the laws and regulations to which the Company is subject and is involved from time to time in litigation on various matters.


15. SUBSEQUENT EVENT (UNAUDITED)

      On July 28, 2002, NCS, Genesis and Geneva Sub, Inc., a wholly owned subsidiary of Genesis ("Sub") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Sub will merge with and into NCS (the "Proposed Merger"), with NCS surviving as a wholly owned subsidiary of Genesis. If the Proposed Merger is completed, each outstanding share of common stock of NCS, par value $0.01 per share ("NCS Common Stock"), other than the NCS Common Stock held by NCS and other than dissenting shares, will be converted into the right to receive 0.1 of a share of common stock of Genesis, par value $0.02 per share. The completion of the Proposed Merger is subject to regulatory approvals and other customary conditions, including the approval of the holders of a majority of the outstanding voting power of NCS Common Stock.

      In connection with the Merger Agreement, on July 28, 2002, NCS and Genesis entered into agreements (the "Voting Agreements") with certain stockholders of NCS beneficially owning in the aggregate a majority of the outstanding voting power of NCS Common Stock. In the Voting Agreements, such stockholders agreed
(1) to vote their shares of NCS Common Stock in favor of adoption and approval of the Merger Agreement and against proposals for certain other transactions and
(2) not to transfer their shares of NCS Common Stock prior to the consummation of the Proposed Merger.

      On August 8, 2002, Omnicare, Inc. (Omnicare) commenced a cash tender offer to purchase all of the outstanding shares of Class A and Class B common stock of NCS for $3.50 per share. The effect of the Omnicare tender offer on the proposed merger between NCS and Genesis is not known at this time.

      Since the Company entered into the Merger Agreement, seven shareholder lawsuits (six of which are purported class action lawsuits) were filed against NCS and its directors in connection with the Proposed Merger with Genesis and, in two cases, against Genesis and Sub (the "Stockholder Claims"). The Stockholder Claims allege that the directors of NCS breached their fiduciary duties, and certain other duties, to stockholders by entering into the Merger Agreement and seek various relief, including an injunction against consummation of the Proposed Merger, requiring separate class voting on approval of the Proposed Merger by NCS Stockholders, rescinding the Proposed Merger if the same is consummated prior to a final judgment on the Stockholder Claims, declaring the Voting Agreements null and void and compensatory damages and costs. In addition, the amended complaint filed by Omnicare alleges that the Voting Agreements violate the NCS amended and restated certificate of incorporation and therefore resulted in an automatic conversion of such stockholders' Class B common shares into Class A common shares. No court dates have been set for these matters. The Company believes that the allegations set forth in these lawsuits are without merit and intends to contest them vigorously; however, the ultimate outcome of these lawsuits cannot be predicted with certainty. These lawsuits could adversely affect the Company's ability to consummate the Merger Agreement with Genesis.

      On August 20, 2002, the Company filed a complaint against Omnicare in the United States District Court for the Northern District of Ohio, titled NCS Healthcare, Inc. v. Omnicare, Inc., Case No. 1:02CV1635 (Maita, J.), and, on August 21, 2002, the Company amended the complaint. The complaint, as amended, alleges, among other things, that Omnicare's disclosure on Schedule TO, filed on August 8, 2002 in connection with the associated tender offer, contains materially false and misleading disclosures in violation of Section 14(e) of the Securities Exchange Act of 1934.

16. QUARTERLY DATA (UNAUDITED)

      Selected quarterly data for the years ended June 30, 2001 and 2002:

                                                                     YEAR ENDED JUNE 30, 2001
                                                                     ------------------------
                                                FIRST       SECOND         THIRD           FOURTH
                                               QUARTER      QUARTER       QUARTER         QUARTER           TOTAL
                                               -------      -------       -------         -------           -----
Revenues                                      $159,022     $157,461       $154,890        $154,955        $626,328
Gross profit                                    28,037       28,673         27,676          27,459         111,845
Operating income (loss) (b)                      1,036        1,260        (12,800)           (923)        (11,427)
Net loss                                        (7,113)      (7,203)       (20,807)         (8,387)        (43,510)
Earnings per share - basic (a)                   (0.31)       (0.31)         (0.88)          (0.35)          (1.85)
Earnings per share - diluted (a)                 (0.31)       (0.31)         (0.88)          (0.35)          (1.85)



                                                                     YEAR ENDED JUNE 30, 2002
                                                                     ------------------------
                                                FIRST       SECOND         THIRD           FOURTH
                                               QUARTER      QUARTER       QUARTER         QUARTER           TOTAL
                                               -------      -------       -------         -------           -----
Revenues                                      $ 157,836    $161,708      $163,816       $ 162,396        $ 645,756
Gross profit                                     27,180      26,381        26,418          26,851          106,830
Operating income                                  1,848       1,292         4,842           5,072           13,054
Net loss as reported                             (5,179)     (5,239)       (1,323)           (700)         (12,441)
Cumulative effect of accounting change (c)     (222,116)         --            --              --         (222,116)
Net loss as restated                           (227,295)     (5,239)       (1,323)           (700)        (234,557)

Earnings per share as reported - basic (a)        (0.22)      (0.22)        (0.06)          (0.03)           (0.52)
Earnings per share as reported - diluted (a)      (0.22)      (0.22)        (0.06)          (0.03)           (0.52)
Earnings per share as restated - basic (a)        (9.58)      (0.22)        (0.06)          (0.03)           (9.89)
Earnings per share as restated - diluted (a)      (9.58)      (0.22)        (0.06)          (0.03)           (9.89)


(a) Earnings per share is calculated independently for each quarter and the sum of the quarters may not necessarily be equal to the full year earnings per share amount.
(b)  The operating loss for the year ended June 30, 2001 includes the following:
     1) $10,043 of additional bad debt expense to fully reserve for remaining accounts receivable of non-core and non-strategic businesses exited by the Company, 2) $1,034 of restructuring and other related charges associated with the continuing implementation and execution of strategic restructuring and consolidation activities and 3) $2,106 in fixed asset impairment charges recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," relating primarily to changes in asset values resulting from the impact of restructuring activities and changes in operational processes under restructured operations.
(c) The cumulative effect of accounting change represents the early adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." The Company recorded a non-cash charge of $222,116 as of July 1, 2001 to reduce the carrying value of its goodwill in accordance with SFAS No. 142. The net loss for the three months ended September 30, 2001 as originally reported did not include the cumulative effect of the adoption of SFAS No. 142. In accordance with SFAS No. 142, the Company had until June 30, 2002 to complete the final step of the transitional impairment test. The resulting impairment of the Company's goodwill was required to be recorded as of July 1, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Information required by this item as to the Directors and executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

      Section 16(a) of the Securities Exchange Act of 1934 (the Exchange Act) requires the Company's Directors and certain of its officers and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Such persons are further required to furnish the Company with copies of all such forms they file. Based solely on the Company's review of the copies of such forms it has received, the Company believes all Section 16(a) filing requirements were satisfied by the Company's Directors and executive officers for the fiscal year ended June 30, 2002.


ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The table below sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2002, 2001 and 2000, to the Company's (i) Chief Executive Officer, (ii) the other four most highly compensated executive officers of the Company for the fiscal year ended June 30, 2002 and (iii) any individual that would have been one of the four most highly compensated executive officers but for the fact that such individual was not serving as an executive officer of the Company at the end of the fiscal year ended June 30, 2002 (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                           COMPENSATION
                                                                                              AWARDS
                                                          ANNUAL COMPENSATION               ----------
                                                          -------------------               SECURITIES
                                        FISCAL                               OTHER ANNUAL   UNDERLYING      ALL OTHER
                                         YEAR       SALARY        BONUS      COMPENSATION    OPTIONS(1)    COMPENSATION
                                        ------   -----------  ------------  --------------  -----------    ------------
Jon H. Outcalt .....................    2002      $200,000      $    --      $204,000(2)       45,000     $    --
Chairman, Board of Directors........    2001       156,153           --      $119,000(2)       60,000          --
                                        2000       100,000           --            --          87,000          --
Kevin B. Shaw.......................    2002       196,500       25,000(3)         --          45,000       2,200(5)(9)
President & Chief Executive Officer.    2001       187,000       25,000(3)         --          40,000       2,100(5)(9)
                                        2000       187,000           --            --          52,000       2,100(5)(9)
William B. Byrum....................    2002       396,635      490,000(4)         --          45,000       2,200(5)(7)
Executive Vice President &..........    2001       225,000       45,000(3)         --          60,000       6,680(5)(7)
  Chief Operating Officer               2000       225,000           --            --          82,000       8,600(5)(7)
Thomas Bryant Mangum................    2002       210,000       20,000(3)         --          20,000         582(5)(9)
Senior Vice President ..............    2001       210,000       10,000(3)         --          20,000       2,100(5)(9)
                                        2000       210,000           --            --          30,000       2,000(5)(9)
Gerald D. Stethem...................    2002       197,115       65,000(8)         --          35,000       2,100(5)(10)
Senior Vice President &.............    2001       175,000       22,500(3)         --          35,000       2,100(5)(10)
  Chief Financial Officer               2000       172,465           --            --          47,000      26,908(5)(10)
Natalie R. Wenger...................    2002       149,538       85,000(8)         --          25,000       2,100(5)(9)
Senior Vice President                   2001       137,692       20,000(3)         --          30,000       1,892(5)(9)
                                        2000       134,231       22,150(6)         --          17,000       1,876(5)(9)

(1)  Represents options to purchase shares of Class A Stock.

(2) Represents consulting fees for services in connection with the Company's restructuring program.

(3) Represents a retention bonus payable in one-half increments during fiscal years 2001 and 2002 in connection with a Retention Program adopted by the Board of Directors on November 29, 2000.

(4) Represents a retention bonus, signing bonus and restructuring bonus payable in accordance with the terms of Mr. Byrum's Employment Agreement dated July 1, 2001.

(5) The Company currently matches each participating employee's contributions to the 401(k) Plan to the extent of 20% of the first 10% of the participant's salary deduction, up to the maximum allowable contributions under the Internal Revenue Code.

(6)  Represents a 2000 Fiscal Year Performance Bonus.

(7) Represents, for the fiscal years ended June 30, 2002, June 30, 2001 and June 30, 2000 (i) $2,200 contributed by the Company to its 401(k) Plan on behalf of Mr. Byrum; (ii) $2,100 contributed by the Company to its 401(k) Plan on behalf of Mr. Byrum and a $4,580 taxable fringe benefit auto allowance; and (iii) $2,000 contributed by the Company to its 401(k) Plan on behalf of Mr. Byrum and a $6,600 taxable fringe benefit auto allowance, respectively.

(8) Represents a retention bonus and a fiscal year performance bonus. The Retention Bonuses paid were: $45,000 to Mr. Stethem and $40,000 to Ms. Wenger. The 2002 Fiscal Year Performance Bonuses paid were: $20,000 to Mr. Stethem and $45,000 to Ms. Wenger.

(9) Represents amounts contributed by NCS to its 401(k) Plan on behalf of the employee.

(10) Represents, for the fiscal years ended June 30, 2002, June 30, 2001 and June 30, 2000 (i) $2,200 contributed by the Company to its 401(k) Plan on behalf of Mr. Stethem; (ii) $2,100 contributed by the Company to its 401(k) Plan on behalf of Mr. Stethem; and (iii) $2,100 contributed by the Company to its 401(k) Plan on behalf of Mr. Stethem and a $24,808 one-time payment made by the Company in connection with accrued, but unpaid vacation, respectively.


OPTION GRANTS

     Shown below is information on grants of stock options pursuant to the Company's 2000 Performance Plan during the fiscal year ended June 30, 2002 to the Named Executive Officers.

                                              OPTION GRANTS IN LAST FISCAL YEAR

                                                        INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                                                        -----------------                             VALUE AT ASSUMED
                                                  PERCENTAGE OF                                       ANNUAL RATES OF
                                     NUMBER OF    TOTAL OPTIONS                                         STOCK PRICE
                                    SECURITIES     GRANTED TO     EXERCISE OR                        APPRECIATION FOR
                                    UNDERLYING    EMPLOYEES IN    BASE PRICE     EXPIRATION            OPTION TERMS
NAME                                  OPTIONS      FISCAL YEAR    (PER SHARE)       DATE             5%            10%
----                                  -------      -----------    -----------       ----             --            ---
Jon H. Outcalt..................      45,000(1)        6.4%          $0.19        12/11/06         $2,362        $5,220
Chairman
Kevin B. Shaw...................      45,000(1)        6.4%          $0.19        12/11/06          2,362         5,220
President, Chief Executive Officer &
    Secretary
William B. Byrum................      45,000(1)        6.4%          $0.19        12/11/06          2,362         5,220
Executive Vice President &
    Chief Operating Officer
Thomas Bryant Mangum............      20,000(1)        2.8%          $0.19        12/11/06          1,050         2,320
Senior Vice President
Gerald D. Stethem...............      35,000(1)        5.0%          $0.19        12/11/06          1,837         4,060
Senior Vice President &
    Chief Financial Officer
Natalie R. Wenger...............      30,000(1)        4.3%          $0.19        12/11/06          1,575         3,480
Senior Vice President


(1) The option was granted on December 11, 2001 and becomes exercisable annually in one-third increments beginning on December 1, 2003.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table provides certain information concerning the value of securities underlying unexercised stock options held by each of the Named Executive Officers during the fiscal year ended June 30, 2002. This table assumes the conversion into Class A Stock of all shares of Class B Stock issuable upon the exercise of certain options.

                                                             NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                              NUMBER OF                     UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS AT
                               SHARES                       OPTIONS AT JUNE 30, 2002            JUNE 30, 2002(1)
                             ACQUIRED ON    VALUE           ------------------------            ----------------
NAME                          EXERCISE    REALIZED     EXERCISABLE      UNEXERCISABLE     EXERCISABLE        UNEXERCISABLE
----                          --------    --------     -----------      -------------     -----------        -------------
Jon H. Outcalt ............       --      $    --        89,499          140,001          $       --        $     8,550
Kevin B. Shaw..............       --           --       101,999          125,001                  --              6,450
William B. Byrum...........       --           --        89,666          153,334                  --              8,550
Thomas Bryant Mangum.......       --           --        29,999           60,001                  --              3,100
Gerald D. Stethem..........       --           --        57,333           97,667                  --              5,425
Natalie R. Wenger..........       --           --        47,333           82,667                  --              4,650

(1) Includes options granted on December 11, 2001 and October 25, 2000 with an exercise price of $0.19 and $0.135, respectively.

COMPENSATION OF DIRECTORS

      The Company endeavors to maintain a mutuality of interest between its Directors and the stockholders of the Company. Hence, it has required all of its Directors to purchase Common Stock and has compensated its Directors, who are not also key employees, by granting options to purchase shares of Class B Stock. Directors who are not also key employees receive an annual Director fee in the amount of $35,000. Mr. Outcalt, in his position as Chairman of the Board of Directors, receives an annual salary of $200,000. Mr. Outcalt also receives a monthly consulting fee of $17,000 for services in connection with the Company's restructuring program. Upon completion of the restructuring, Mr. Outcalt and Mr. Shaw will each receive a one-time payment of $200,000. Mr. Sells receives a monthly consulting fee of $10,000 in addition to the Director fee.

EMPLOYMENT AGREEMENTS

      The Company is party to an employment agreement with William B. Byrum, dated July 1, 2001, pursuant to which the Company employs Mr. Byrum as Executive Vice President and Chief Operating Officer. This agreement replaces an earlier agreement, dated September 1, 1995 and terminated on October 25, 2000, pursuant to which the Company employed Mr. Byrum as Vice President - Corporate Development. In June 1998, Mr. Byrum was promoted to the position of Senior Vice President and in June 1999, Mr. Byrum was promoted to his current position of Executive Vice President and Chief Operating Officer. The agreement provides for a term of two years and an annual salary subject to increase at the discretion of the Company. The agreement also provides for a bonus to be paid to Mr. Byrum. In addition, the agreement contains certain non-compete, non-disclosure and non-interference provisions applicable to Mr. Byrum. The Company has entered into a salary continuation agreement with Mr. Byrum, the terms of which are more fully described below.

      The Company is a party to a salary continuation agreement with each of Jon
H. Outcalt, Kevin B. Shaw, William B. Byrum, Thomas B. Mangum, Gerald D. Stethem and Natalie R. Wenger (each an "Employee"). The agreements entered into with Messrs. Mangum, Stethem and Wenger are dated July 20, 1999. The agreements with Messrs. Outcalt and Shaw are dated September 29, 2000 and Mr. Byrum's agreement is dated October 25, 2000. Under the terms of the salary continuation agreement, if there is a change of control transaction involving the Company and/or subsequent to a change of control transaction involving the Company the Employee's employment is terminated by the Company other than for cause (as defined in the agreement) or he terminates his employment for good reason (as defined in the agreement), the Employee will be entitled to receive for a period ending (A) two years for Messrs. Outcalt, Shaw, Byrum, Mangum and Stethem, and
(B) one year for Ms. Wenger, from the date of change of control transaction (i) a base salary at an annual rate equal to the greater of (x) the highest monthly base salary paid by the Company to the Employee during the 12 months preceding the change of control transaction or (y) the highest monthly salary paid by the Company to the Employee during the period from the date of the change of control transaction to the date of the termination of the Employee's employment, and
(ii) health insurance, life insurance and retirement benefits that would have been provided if the Employee had not been terminated, in accordance with the most favorable plans or policies of the Company during the 90-day period preceding the change of control transaction, or, if more favorable to the Employee, as in effect at any time thereafter with respect to other key employees. In July of 2001, the HR Committee authorized an amendment of the Company's existing Salary Continuation Agreements to provide for salary continuation from the date of termination of the employee rather than from the date of the triggering event and adding insolvency as a triggering event (as more fully described in the Salary Continuation Agreements). The Company has entered into similar salary continuation agreements for six, twelve, eighteen and twenty-four month terms with an additional twenty-nine key employees. In addition, the Company has entered into an Indemnification Agreement with each of Boake A. Sells, Richard L. Osborne, Jon

H. Outcalt, Kevin B. Shaw, William B. Byrum, Thomas B. Mangum, Gerald D. Stethem and Natalie R. Wenger and fourteen additional key employees.

HUMAN RESOURCES COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The Company's executive compensation program is administered by the Human Resources Committee (the "Committee") of the Board of Directors. The Committee is comprised of Messrs. Osborne and Sells, neither of who is an officer or employee of the Company.

      Compensation Philosophy:
      The Committee's philosophy regarding the compensation of the executive officers is to (i) provide a competitive total compensation package in line with the special circumstances the Company is facing that will allow the Company to attract and retain qualified executives; (ii) provide executives with incentive bonuses linked to Company and individual performance; and (iii) provide executive officers with a significant equity stake in the Company through stock options or other equity incentives.

      Section 162(m) of the Internal Revenue Code prohibits a deduction to any publicly held corporation for compensation paid to a "covered employee" in any year in excess of $1 million. A covered employee is generally one of the Named Executive Officers. The Committee does not expect the deductibility of any compensation paid to any of the Named Executive Officers in 2002 to be affected by Section 162(m). However, the Committee may consider alternatives to its existing compensation programs in the future to assure the deductibility of executive compensation.

      Fiscal 2002 Compensation Decisions:
      Salaries. Salaries for all executive officers for fiscal 2002, other than for Mr. Shaw, were established by the Committee based on recommendations by Mr. Shaw.

      Bonuses. Generally, cash bonuses paid by the Company to its executive officers are based on each executive's function, level of responsibility and/or the terms of their employment agreements. To enhance the ability of the Company to retain highly qualified employees during the implementation of a restructuring plan, a Retention Program was adopted on November 29, 2000 providing for a bonus to each of the Company's executive officers during fiscal 2002 if they remain employed by the Company on the scheduled payment date.

      Stock Options. The Committee believes that the interests of executives most responsible for the management and growth of the Company should be closely aligned with the long-term interests of the Company's stockholders. As a consequence, options to purchase an aggregate of 705,000 shares of Class A Stock were granted to 41 employees of the Company and to Mr. Sells and Mr. Osborne on December 11, 2001 based on the Board's recommendation on December 11, 2001. Of the total stock options granted, the Company awarded options to purchase an aggregate of 320,000 shares of Class A Stock to the Company's executive officers. The stock options vest incrementally over time beginning two years from the date of grant and expire five years from the date of grant. The exercise price of each stock option is $0.19 per share, which was the closing price of the Class A Stock on the date of grant.

      In determining the number of options awarded to individual executive officers, the Committee generally establishes a level of award based on the individual's position and level of responsibility.

      Compensation of the Chief Executive Officer:
      The compensation arrangement of Mr. Shaw, the President, Chief Executive Officer and Secretary of the Company, is determined based on the Committee's subjective assessment of his performance, measured by the Company's overall financial performance and the Committee's assessment of his contributions to achieving strategic objectives during the year. Mr. Shaw's salary was increased in fiscal year 2002 to $200,000. The Board of Directors awarded Mr. Shaw a retention bonus as a part of the Retention Program it adopted on November 29, 2000 and approved a one-time payment of $200,000 upon completion of the restructuring (See Compensation of Directors Section).

                                 HUMAN RESOURCES COMMITTEE


                                 Richard L. Osborne, Chairman
                                 Boake A. Sells

PERFORMANCE GRAPH

      The following line graph compares the percentage in the cumulative total stockholder return on the Class A Stock of the Company against the cumulative total return of the Nasdaq Stock Market (U.S.) Index and the Nasdaq Health Services Index for the period commencing June 30, 1997 and ended June 30, 2002. The graph assumes an investment of $100 on June 30, 1997 in Class A Stock or the applicable index, a reinvestment of dividends (no dividends were declared on the Class A Stock during the period), and actual market value increases and decreases of the Class A Stock relative to an initial investment of $100 in the applicable index.

      The Company believes the information provided has only limited relevance and is not necessarily indicative of future price performance.

                                    [GRAPH]


-------------------------------- --------------- -------------- --------------- -------------- -------------- ---------------
Total Return Analysis               06/30/97       06/30/98        06/30/99       06/30/00       06/30/01        06/30/02
-------------------------------- --------------- -------------- --------------- -------------- -------------- ---------------
NCS HealthCare, Inc.                $ 100.00        $ 93.84        $  17.90       $   2.47       $   0.66        $   0.79
-------------------------------- --------------- -------------- --------------- -------------- -------------- ---------------
Nasdaq Health Services              $ 100.00        $ 97.40        $  92.54       $  71.95       $ 102.68        $ 102.68
-------------------------------- --------------- -------------- --------------- -------------- -------------- ---------------
Nasdaq Stock Market                 $ 100.00       $ 131.65        $ 189.58       $ 280.03       $ 152.60        $ 103.31
-------------------------------- --------------- -------------- --------------- -------------- -------------- ---------------

Source: Carl Thompson Associates www.ctaonline.com (800) 959-9677. Data from BRIDGE Information Systems, Inc.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of June 30, 2002, unless otherwise indicated, by (i) each person known by the Company to be the beneficial owner of more than 5% of any class of Common Stock, (ii) each Director, (iii) each Named Executive Officer and (iv) all Directors and executive officers as a group.

                                                                CLASS A STOCK                    CLASS B STOCK
                                                            BENEFICIALLY OWNED                BENEFICIALLY OWNED(1)
                                                            ------------------                ---------------------
NAME                                                     NUMBER            PERCENT           NUMBER            PERCENT
----                                                     ------            -------           ------            -------
Jon H. Outcalt(2).............................          303,229(3)             1.6          3,476,086(4)          66.1
Kevin B. Shaw(2)..............................          147,841(5)               *          1,141,133(6)          21.7
William B. Byrum..............................          157,085(7)               *                 --               --
Richard L. Osborne............................           66,662(8)               *            101,403              1.9
Boake A. Sells................................           37,593(9)               *             92,184              1.8
Gerald D. Stethem.............................           67,333(10)              *                 --               --
Thomas B. Mangum..............................           36,666(11)              *                 --               --
Natalie R. Wenger.............................           56,289(12)              *                 --               --
All Directors and executive officers as a group
    (12 persons)..............................        1,004,677(13)            5.4          4,810,806             91.5

* Less than one percent.

(1) Each share of Class B Stock carries ten votes per share and is convertible at any time into one share of Class A Stock on a one-for-one basis.

(2) The beneficial owner's address is c/o NCS HealthCare, Inc., 3201 Enterprise Parkway, Cleveland, Ohio 44122.

(3)  Includes (i) 32,063 shares of Class A Stock held by Mr. Outcalt's spouse,
     (ii) 170,000 shares of Class A Stock held by the custodian of an individual retirement account for the benefit of Mr. Outcalt, and (iii) options to purchase 101,166 shares of Class A Stock that are exercisable within 60 days of June 30, 2002.

(4)  Owner of record is the Jon H. Outcalt Trust.

(5)  Includes (i) 4,575 shares of Class A Stock held by Mr. Shaw's spouse, and
     (ii) options to purchase 113,666 shares of Class A Stock that are exercisable within 60 days of June 30, 2002.

(6) Includes 184,370 shares of Class B Stock owned of record by Mr. Shaw's spouse.

(7) Includes (i) 280 shares of Class A Stock held by the trustee of an individual retirement account for the benefit of Mr. Byrum's spouse, and
     (ii) options to purchase 109,666 shares of Class A Stock that are exercisable within 60 days of June 30, 2002.

(8) Includes options to purchase 17,500 shares of Class A Stock that are exercisable within 60 days of June 30, 2002.

(9) Includes options to purchase 23,333 shares of Class A Stock that are exercisable within 60 days of June 30, 2002.

(10) Represents options to purchase shares of Class A Stock that are exercisable within 60 days of June 30, 2002.

(11) Represents options to purchase shares of Class A Stock that are exercisable within 60 days of June 30, 2002.

(12) Includes options to purchase 55,666 shares of Class A Stock that are exercisable within 60 days of June 30, 2002.

(13) Includes options to purchase 649,661 shares of Class A Stock that are exercisable within 60 days of June 30, 2002.

CHANGES IN CONTROL

      On July 28, 2002, NCS, Genesis and Geneva Sub, Inc., a wholly owned subsidiary of Genesis ("Sub") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Sub will merge with and into NCS (the "Proposed Merger"), with NCS surviving as a wholly owned subsidiary of Genesis. If the Proposed Merger is completed, each outstanding share of common stock of NCS, par value $0.01 per share ("NCS Common Stock"), other than the NCS Common Stock held by NCS and other than dissenting shares, will be converted into the right to receive 0.1 of a share of common stock of Genesis, par value $0.02 per share. The completion of the Proposed Merger is subject to regulatory approvals and other customary conditions, including the approval of the holders of a majority of the outstanding voting power of NCS Common Stock.

      In connection with the Merger Agreement, on July 28, 2002, NCS and Genesis entered into agreements (the "Voting Agreements") with Jon H. Outcalt and Kevin
B. Shaw (stockholders). The stockholders beneficially own in the aggregate a majority of the outstanding voting power of NCS Common Stock. In the Voting Agreements, such stockholders agreed (1) to vote their shares of NCS Common Stock in favor of adoption and approval of the Merger Agreement and against proposals for certain other transactions and (2) not to transfer their shares of NCS Common Stock prior to the consummation of the Proposed Merger.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None noted.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Form 10-K:

      1.   Financial Statements

                  The 2002 Consolidated Financial Statements of NCS HealthCare, Inc. and subsidiaries are included in Part II, Item 8.

      2.   Financial Statement Schedules.

                  All financial statement schedules for the Company and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

      3.   Exhibits

                  See the Index to Exhibits at page E-1 of this Form 10-K.

(b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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

Date: August 22, 2002

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

Signature Title

/s/ JON H. OUTCALT          Chairman of the Board of Directors
Jon H. Outcalt

/s/ KEVIN B. SHAW           President, Chief Executive Officer and Director
Kevin B. Shaw               (Principal Executive Officer)

/s/  WILLIAM B. BYRUM       Executive Vice President and Chief Operating Officer
William B. Byrum            (Principal Executive Officer)

/s/ GERALD D. STETHEM       Senior Vice President and Chief Financial Officer
Gerald D. Stethem           (Principal Financial Officer)

/s/ BOAKE A. SELLS
Boake A. Sells              Director

/s/ RICHARD L. OSBORNE
Richard L. Osborne          Director

Date: August 23, 2002

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

2.8               Agreement and Plan of Merger, dated as of July 28, 2002, by and among
                  Genesis Health Ventures, Inc., Geneva Sub, Inc. and NCS HealthCare, Inc.                          (L)

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

4.2               Specimen certificate of the Company's Class B Common Stock                                        (E)

4.3               Form of 5 3/4% Convertible Subordinated Debentures due 2004                                       (F)

4.4               Indenture, dated August 13, 1997, between the Company and National
                  City Bank, as Trustee                                                                             (F)

* 10.1            Deferred Compensation Agreement, dated as of January 1, 1994, by and between Modern Pharmacy Consultants, Inc. and
                  Phyllis K. Wilson                                                                                 (E)

* 10.2            1996 Long Term Incentive Plan                                                                     (C)

                                    SEQUENTIAL
EXHIBIT NO.                         DESCRIPTION                                                                    PAGE
-----------                         -----------                                                                    ----
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

                                    SEQUENTIAL
EXHIBIT NO.                         DESCRIPTION                                                                    PAGE
-----------                         -----------                                                                    ----
10.17             Security Agreement, dated August 3, 1999, among the Company, its subsidiaries and                 (I)
                  KeyBank National Association

* 10.18           Separation Agreement, effective June 11, 1999, between Jeffrey R. Steinhilber and the             (I)
                  Company

* 10.19           Salary Continuation Agreement dated September 29, 2000 between the
                  Company and Jon H. Outcalt                                                                        (J)

* 10.20           Salary Continuation Agreement dated September 29, 2000 between the
                  Company and Kevin B. Shaw                                                                         (J)

* 10.21           Salary Continuation Agreement dated October 25, 2000 between the
                  Company and William B. Byrum.                                                                     (J)

* 10.22           Employment Agreement dated July 1, 2001 between the Company
                  and William B. Byrum                                                                              (K)

* 10.23           Amendment to Salary Continuation Agreement dated August 21, 2001
                  between the Company and Jon H. Outcalt                                                            (K)

* 10.24           Amendment to Salary Continuation Agreement dated August 21, 2001
                  between the Company and Kevin B. Shaw                                                             (K)

10.25             Voting Agreement, dated as of July 28, 2002, by and among Jon H.
                  Outcalt, NCS HealthCare, Inc. and Genesis Health Ventures, Inc.                                   (L)

10.26             Voting Agreement, dated as of July 28, 2002, by and among Kevin B.
                  Shaw, NCS HealthCare, Inc. and Genesis Health Ventures, Inc.                                      (L)


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

(K) Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

(L) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated July 28, 2002.