Form 10-Q
period 2002-09-30
NCS HEALTHCARE INC
filed 2002-11-13
CIK 1004990

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002

Commission File Number- 0-27602

                              NCS HealthCare, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         No.    34-1816187
-------------------------------                           --------------------
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

Yes [X]   No [ ]

Common Stock Outstanding
------------------------

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date.

Class A Common Stock, $ .01 par value - 18,508,102 shares as of November 7, 2002 Class B Common Stock, $ .01 par value - 5,208,707 shares as of November 7, 2002

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                                     INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information:

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
           September 30, 2002 and June 30, 2002                                3

         Condensed Consolidated Statements of Operations-
           Three months ended - September 30, 2002 and 2001                    4

         Condensed Consolidated Statements of Cash Flows-
           Three months ended - September 30, 2002 and 2001                    5

         Notes to Condensed Consolidated Financial Statements-
           September  30, 2002                                                 6

Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition                      10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           16

Item 4.  Controls and Procedures                                              16

Part II.   Other Information:

Item 6.  Exhibits and Reports on Form  8-K                                    17

Signatures                                                                    18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                        (UNAUDITED)      (NOTE A)
                                                                       SEPTEMBER 30,     JUNE 30,
                                                                           2002           2002
                                                                           ----           ----
ASSETS
Current Assets:
Cash and cash equivalents                                               $  47,514       $  42,539
Accounts receivable, less allowances                                       83,024          85,808
Inventories                                                                32,035          30,593
Other                                                                       3,896           2,863
                                                                        ---------       ---------
                Total current assets                                      166,469         161,803

Property and equipment, at cost
    net of accumulated depreciation and amortization                       26,786          28,118
Goodwill, less accumulated amortization                                    80,501          80,487
Other assets                                                                6,319           7,385
                                                                        ---------       ---------
                TOTAL ASSETS                                            $ 280,075       $ 277,793
                                                                        =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
    Line of credit in default                                           $ 206,130       $ 206,130
    Convertible subordinated debentures in default                        102,496         102,361
    Accounts payable                                                       44,714          45,336
    Accrued expenses and other liabilities                                 37,570          31,406
                                                                        ---------       ---------
                Total current liabilities                                 390,910         385,233

Long-term debt, excluding current portion                                     483             549
Other                                                                          56              73


Stockholders' Deficit:
    Preferred stock, par value $ .01 per share, 1,000,000
      shares authorized; none issued                                           --              --
    Common stock, par value $ .01 per share:
        Class A - 50,000,000 shares authorized; 18,471,599
          and 18,461,599 shares issued and outstanding at
          September 30, 2002 and June 30, 2002, respectively                  184             184
        Class B - 20,000,000 shares authorized; 5,245,210
          and 5,255,210 shares issued and outstanding at
          September 30, 2002 and June 30, 2002, respectively                   53              53
    Paid-in capital                                                       271,943         271,943
    Accumulated deficit                                                  (383,554)       (380,242)
                                                                        ---------       ---------
                Total stockholders' deficit                              (111,374)       (108,062)
                                                                        ---------       ---------
                TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $ 280,075       $ 277,793
                                                                        =========       =========

Note A: The balance sheet at June 30, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  2002            2001
                                                                               ---------       ---------
Revenues                                                                       $ 163,753       $ 157,836
Cost of revenues                                                                 138,221         130,656
                                                                               ---------       ---------
Gross profit                                                                      25,532          27,180
Selling, general and administrative expenses                                      22,761          25,331
                                                                               ---------       ---------
Operating income                                                                   2,771           1,849
Interest expense, net                                                              6,024           6,953
                                                                               ---------       ---------
Loss before income taxes and cumulative effect of accounting change               (3,253)         (5,104)
Income tax expense                                                                    60              75
                                                                               ---------       ---------
Loss before cumulative effect of accounting change                                (3,313)         (5,179)
Cumulative effect of accounting change                                                --        (222,116)
                                                                               ---------       ---------
Net loss                                                                       $  (3,313)      $(227,295)
                                                                               =========       =========

Net loss per common share before cumulative effect of accounting change -
   basic and diluted                                                           $   (0.14)      $   (0.22)
Cumulative effect of accounting change                                                --       $   (9.37)
                                                                               ---------       ---------
Net loss per common share - basic and diluted                                  $   (0.14)      $   (9.58)
                                                                               =========       =========

Weighted average number of common shares outstanding - basic and diluted          23,717          23,717
                                                                               =========       =========

            See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                            2002            2001
                                                                         ---------       ---------
OPERATING ACTIVITIES
Net loss                                                                 $  (3,313)      $(227,295)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Cumulative effect of accounting change                                      --         222,116
    Depreciation and amortization                                            3,064           3,319
    Changes in assets and liabilities:
        Accounts receivable, net                                             2,128            (578)
        Accrued expenses and other liabilities                               5,966           1,487
        Other, net                                                          (2,475)            689
                                                                         ---------       ---------
Net cash provided by (used in) operating activities                          5,370            (262)
                                                                         ---------       ---------

INVESTING ACTIVITIES

Capital expenditures for property and equipment, net                        (1,473)         (1,368)
Other                                                                        1,144            (332)
                                                                         ---------       ---------
Net cash used in investing activities                                         (329)         (1,700)
                                                                         ---------       ---------

FINANCING ACTIVITIES

Repayment of long-term debt                                                    (66)           (139)
                                                                         ---------       ---------
Net cash used in financing activities                                          (66)           (139)
                                                                         ---------       ---------

Net increase (decrease) in cash and cash equivalents                         4,975          (2,101)
Cash and cash equivalents at beginning of period                            42,539          39,464
                                                                         ---------       ---------
Cash and cash equivalents at end of period                               $  47,514       $  37,363
                                                                         =========       =========

                    See notes to condensed consolidated financial statements.

                              NCS HEALTHCARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2002.

2. On July 28, 2002, the Company (NCS), Genesis Health Ventures, Inc. (Genesis) and Geneva Sub, Inc., a wholly owned subsidiary of Genesis (Sub) entered into a definitive Agreement and Plan of Merger (the merger agreement), pursuant to which Sub will merge with and into NCS (the proposed merger), with NCS surviving as a wholly owned subsidiary of Genesis. If the proposed merger is completed, each outstanding share of common stock of NCS, par value $0.01 per share ("NCS Common Stock"), other than the NCS Common Stock held by NCS and other than dissenting shares, will be converted into the right to receive 0.1 of a share of common stock of Genesis, par value $0.02 per share. At the closing of the proposed merger, Genesis will repay in full the outstanding debt of the Company, including the borrowings of $206.1 million under the Credit Facility, and will redeem $102.5 million of 5-3/4% convertible subordinated debentures, including accrued and unpaid interest and any applicable redemption premiums. The completion of the proposed merger is subject to regulatory approvals and other customary conditions, including the approval of the holders of a majority of the outstanding voting power of NCS Common Stock.

      In connection with the merger agreement, on July 28, 2002, NCS and Genesis entered into agreements (the voting agreements) with Jon H. Outcalt, chairman of the board of NCS, and Kevin B. Shaw, president, chief executive officer and a director of NCS in their capacity as NCS stockholders, beneficially owning in the aggregate a majority of the outstanding voting power of NCS Common Stock. In the voting agreements, Messrs. Outcalt and Shaw agreed to vote all of their shares of NCS Class A common stock and NCS Class B common stock in favor of adoption of the merger agreement and against certain other actions specified in the voting agreements. In the voting agreements, each of Messrs. Outcalt and Shaw granted an irrevocable limited proxy to each of the president and secretary of Genesis and any other Genesis-authorized representative to vote their respective shares of NCS capital stock in favor of adoption of the merger agreement and against certain other actions specified in the voting agreements. Messrs. Outcalt and Shaw also agreed not to transfer their shares of NCS Class A common stock and NCS Class B common stock or options convertible into shares of NCS Class A common stock or NCS Class B common stock before the completion of the proposed merger or termination of the voting agreements. Accordingly, a sufficient number of the votes required to adopt the merger agreement is assured.

      On August 8, 2002, Omnicare, Inc. (Omnicare) commenced a cash tender offer to purchase all of the outstanding shares of Class A and Class B common stock of NCS for $3.50 per share. On October 7, 2002, NCS received an irrevocable, executed merger agreement from Omnicare that commits Omnicare to pay $3.50 per share in cash to NCS stockholders. The effect of the Omnicare tender offer and irrevocable, executed merger agreement on the proposed merger between NCS and Genesis is not known at this time.

      Since the Company entered into the merger agreement, seven lawsuits (six of which are purported stockholder class action lawsuits and one of which was filed by Omnicare) have been filed in connection with the proposed merger. The five purported stockholder class actions that were filed in the Court of Chancery of the State of Delaware have been consolidated into a single proceeding. The Omnicare lawsuit (as amended) and the consolidated stockholder lawsuit, which together are referred to as the "Delaware lawsuits", each name NCS, the NCS directors, Genesis and Geneva Sub as defendants. The Delaware lawsuits allege, among other things, that the NCS directors breached their fiduciary duties and certain other duties to NCS stockholders by entering into the merger agreement and the voting agreements. The Delaware lawsuits seek various relief, including: an injunction against completion of the proposed merger; a judgment that the proposed merger would require approval by both the holders of NCS Class A common stock and the holders of NCS Class B common stock voting as separate classes; a judgment that would rescind the proposed merger if it is completed prior to a final judgment on the Delaware lawsuits; a declaration that the merger agreement and the voting agreements are null and void; a declaration that the voting agreements violated NCS' certificate of incorporation and resulted in an automatic conversion of the NCS Class B common stock to which the voting agreements pertained, into NCS Class A common stock (which would mean that the shares agreed to be voted by Messrs. Outcalt and Shaw would represent less than a majority of the voting power of NCS); and an award of compensatory damages and costs.

      On October 25, 2002, the Court of Chancery of the State of Delaware (the Court) issued a ruling dismissing all of Omnicare's claims except for Count I, which count seeks a judgement declaring that the voting agreements violated NCS' certificate of incorporation and resulted in an automatic conversion of the NCS Class B common stock to which the voting agreements pertained, into NCS Class A common stock. On October 29, 2002, the Court issued a ruling granting summary judgment in favor of the defendants as to Count I of Omnicare's amended complaint and Count I of the consolidated stockholder lawsuit. In the summary judgement, the Court ruled that the voting agreements did not violate the NCS' certificate of incorporation and did not result in a conversion of the NCS Class B common stock owned by Messrs. Outcalt and Shaw into NCS Class A common stock. Omnicare has appealed these rulings. A motion for a preliminary injunction relating to the remaining claims of the consolidated class action is currently scheduled for November 14, 2002. The Company believes that the allegations set forth in these lawsuits are without merit and intends to contest them vigorously; however, the ultimate outcome of these lawsuits cannot be predicted with certainty. These lawsuits could adversely affect the Company's ability to consummate the merger agreement with Genesis.

      On August 20, 2002, the Company filed a complaint against Omnicare in the United States District Court for the Northern District of Ohio, titled NCS Healthcare, Inc. v. Omnicare, Inc., Case No. 1:02CV1635 (Matia, J.), and, on August 21, 2002, the Company amended the complaint. The complaint, as amended, alleges, among other things, that Omnicare's disclosure on Schedule TO, filed on August 8, 2002 in connection with the associated tender offer, contains materially false and misleading disclosures in violation of Section 14(e) of the Securities Exchange Act of 1934. On September 30, 2002, NCS filed a motion for a preliminary injunction seeking to enjoin the Omnicare tender offer until such time as Omnicare amends the tender offer to correct its materially false and misleading disclosures. Omnicare has filed a Motion to Dismiss. The Motion to Dismiss has been submitted to the court for consideration.

      On September 26, 2002, UBS Warburg LLC filed a complaint against the Company in the Supreme Court of the State of New York for the County of New York, titled UBS Warburg LLC (f/k/a Warburg Dillon Read LLC) v. NCS HealthCare, Inc. et. al., Case No. 603546/02. The lawsuit seeks damages in connection with the Company's alleged breach of certain engagement letters between the Company and UBS Warburg LLC. UBS Warburg seeks a money judgment against NCS in excess of $12.5 million. The Company believes that the allegations set forth in this lawsuit are without merit and intends to contest them vigorously.

      If the Company is unsuccessful in defending the actions discussed above, their resolution could have a material effect on the Company's financial condition and consolidated financial position, results of operations and cash flows.

3. In June 1998, the Company entered into a four-year revolving credit agreement (Credit Facility) which expired on May 31, 2002. On June 3, 2002, the Company received correspondence from the senior lenders indicating that they reserve the right to exercise all rights, powers and privileges provided for in the credit agreement including the acceleration of the collection of the Company's obligations and/or exercise other remedies under the credit agreement including exercising their rights with respect to the pledged collateral. At the current time, the senior lenders have not chosen to exercise and enforce the rights and remedies available to them under the credit agreement.

      Prior to the expiration of the Credit Facility, the Company had been in violation of certain financial covenants of the Credit Facility. On April 21, 2000, the Company received a formal notice of default from the senior lenders. As a result of the notice of default, the interest rate on the Credit Facility (excluding facility fee) increased to the Prime Rate plus 2.25% (7.0% at September 30, 2002). The borrowings of $206.1 million under the Credit Facility at September 30, 2002 are classified as a current liability. Failure to obtain a favorable resolution to the expiration of the Credit Facility could have a material adverse effect on the Company.

      The Company elected to not make the semi-annual $2.875 million interest payments due February 15 and August 15, 2001 and February 15 and August 15, 2002 on the Company's 5-3/4% Convertible Subordinated Debentures due 2004 (Debentures). On April 6, 2001, the Company received a formal Notice of Default and Acceleration and Demand for Payment from the Indenture Trustee. The Indenture Trustee declared the entire principal and any accrued interest thereon to be immediately due and payable and demanded immediate payment of such amounts. If such payments are not made, the Indenture Trustee reserves the right to pursue remedial measures in accordance with the Indenture, including, without limitation, collection activities. As of September 30, 2002, the amount of principal and accrued interest is $112.2 million. As a result of the above noted Debentures being in default, an additional $2.5 million of convertible subordinated debentures due 2004 are also in default. Until the defaults are resolved, convertible subordinated debentures of $102.5 million and related accrued interest of $12.2 million will be classified as a current liability.

      See additional discussion regarding the Credit Facility, the Debentures and the proposed merger with Genesis in Note 2.

4. The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128):

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                   -------------
                                                               2002            2001
                                                               ----            ----
Numerator:
  Numerator for basic earnings per share - net loss         $ (3,313)      $ (227,295)
  Effect of dilutive securities:
     Convertible debentures                                       --               --
                                                            --------       ----------
     Numerator for diluted earnings per share               $ (3,313)      $ (227,295)
                                                            ========       ==========

Denominator:
   Denominator for basic earnings per share -
     Weighted average common shares                           23,717           23,717
                                                            --------       ----------
   Effect of dilutive securities:
      Stock options                                               --               --
      Convertible debentures                                      --               --
                                                            --------       ----------
   Dilutive potential common shares                               --               --
                                                            --------       ----------
   Denominator for diluted earnings per share                 23,717           23,717
                                                            ========       ==========
Basic earnings per share:
    Loss before cumulative effect of accounting change      $  (0.14)      $    (0.22)
    Cumulative effect of accounting change                        --            (9.37)
                                                            --------       ----------
    Net loss per share                                      $  (0.14)      $    (9.58)
                                                            ========       ==========

Diluted earnings per share:
    Loss before cumulative effect of accounting change      $  (0.14)      $    (0.22)
    Cumulative effect of accounting change                        --            (9.37)
                                                            --------       ----------
    Net loss per share                                      $  (0.14)      $    (9.58)
                                                            ========       ==========

      At September 30, 2002 and 2001, the Company had 2,482,382 and 1,954,798,
      respectively, of employee stock options that are potentially dilutive that were not included in the computation of diluted earnings per share as their effect would be antidilutive. The Company had $102,496,000 and $102,228,000 of convertible subordinated debentures outstanding at September 30, 2002 and 2001, respectively, that were convertible into 3,258,104, shares of Class A Common Stock, that were not included in the computation of diluted earnings per share as their effect would be antidilutive for all periods presented.

5. The Company elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" effective July 1, 2001. The Company recorded a non-cash charge of $222.1 million to reduce the carrying value of its goodwill as a result of the adoption of SFAS No. 142. In accordance with the requirements of SFAS No. 142, the charge has been recorded as a cumulative effect of accounting change in the Company's fiscal 2002 consolidated statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Proposed Merger with Genesis Health Ventures, Inc.

On July 28, 2002, the Company entered into a definitive merger agreement with Genesis Health Ventures, Inc. (Genesis). If the proposed merger is completed, each outstanding share of common stock of the Company will be converted into the right to receive 0.1 of a share of Genesis common stock. At the closing of the proposed merger, Genesis will repay in full the outstanding debt of NCS, including $206.1 million of senior debt, and will redeem $102.5 million of 5-3/4% convertible subordinated debentures, including accrued and unpaid interest and any applicable redemption premiums. The completion of the proposed merger is subject to regulatory approvals and other customary conditions, including the approval of the holders of a majority of the outstanding voting power of the Company's common stock.

In connection with the merger agreement, on July 28, 2002, NCS and Genesis entered into agreements (the voting agreements) with Jon H. Outcalt, chairman of the board of NCS, and Kevin B. Shaw, president, chief executive officer and a director of NCS in their capacity as NCS stockholders, beneficially owning in the aggregate a majority of the outstanding voting power of NCS Common Stock. In the voting agreements, Messrs. Outcalt and Shaw agreed to vote all of their shares of NCS Class A common stock and NCS Class B common stock in favor of adoption of the merger agreement and against certain other actions specified in the voting agreements. In the voting agreements, each of Messrs. Outcalt and Shaw granted an irrevocable limited proxy to each of the president and secretary of Genesis and any other Genesis-authorized representative to vote their respective shares of NCS capital stock in favor of adoption of the merger agreement and against certain other actions specified in the voting agreements. Messrs. Outcalt and Shaw also agreed not to transfer their shares of NCS Class A common stock and NCS Class B common stock or options convertible into shares of NCS Class A common stock or NCS Class B common stock before the completion of the proposed merger or termination of the voting agreements. Accordingly, a sufficient number of the votes required to adopt the merger agreement is assured.

Genesis provides healthcare services to America's elderly through a network of NeighborCare pharmacies and Genesis ElderCare skilled nursing and assisted living facilities. The merger will consolidate the operations of the Company and NeighborCare, Genesis' pharmacy subsidiary, creating the second largest long-term care pharmacy provider in the United States.

On August 8, 2002, Omnicare, Inc. (Omnicare) commenced a cash tender offer to purchase all of the outstanding shares of Class A and Class B common stock of NCS for $3.50 per share. On October 7, 2002, NCS received an irrevocable, executed merger agreement from Omnicare that commits Omnicare to pay $3.50 per share in cash to NCS stockholders. The effect of the Omnicare tender offer and irrevocable, executed merger agreement on the proposed merger between NCS and Genesis is not known at this time.

Results of Operations

Net loss for the three months ended September 30, 2002 was $3,313,000 or $0.14 per diluted share compared to net loss of $227,295,000 or $9.58 per diluted share for the three months ended September 30, 2001. Net loss for the three months ended September 30, 2001, excluding the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," was $5,179,000 or $0.22 per share.

The Company elected early adoption of SFAS No. 142 effective July 1, 2001. In accordance with SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer amortized. Under this non-amortization approach, SFAS No. 142 requires that goodwill and other indefinite lived intangible assets be reviewed for impairment using a fair value based approach upon adoption and at least annually thereafter. The Company recorded a non-cash charge of $222,116,000 or $9.37 per diluted share to reduce the carrying value of its goodwill as a result of the adoption of SFAS No. 142. In accordance with the requirements of SFAS No. 142, the charge has been recorded as a cumulative effect of accounting change in the Company's fiscal 2002 consolidated statement of operations.

Revenues for the three months ended September 30, 2002 increased $5,917,000 or 3.7% to $163,753,000 from $157,836,000 recorded in the comparable period in fiscal 2002. The increase in revenue from the prior fiscal year is attributable to pharmaceutical price inflation over the last year and the increased utilization of higher priced drugs.

Cost of revenues for the three months ended September 30, 2002 increased $7,565,000 or 5.8% to $138,221,000 from $130,656,000 recorded in the comparable period in fiscal 2002. Cost of revenues as a percentage of revenues for the three month period ended September 30, 2002 was 84.4%, compared to 82.8% for the same period during the prior fiscal year. The decline in gross margin as a percentage of revenues was primarily due to the continued shift toward lower margin payor sources such as Medicaid and third party insurance, and lower Medicaid and insurance reimbursement levels. Medicaid and insurance revenues accounted for 60.8% of revenues in the first quarter of fiscal 2003 versus 59.4% in the first quarter of fiscal 2002.

Selling, general and administrative expenses for the three months ended September 30, 2002 decreased by $2,570,000 or 10.1% to $22,761,000, from
$25,331,000 recorded in the comparable period in fiscal 2002. Selling, general and administrative expenses as a percentage of revenues was 13.9% for the three month period ended September 30, 2002, compared to 16.0% during the comparable period in fiscal 2002. The decrease in expenses from the prior year is primarily a result of decreases in bad debt expense and operating expenses as a result of efforts by the Company to reduce pharmacy operating and overhead expenses, partially offset by an increase in professional fees related to restructuring and merger related activities.

The Company had net interest expense of $6,024,000 for the three month period ended September 30, 2002, compared to net interest expense of $6,953,000 during the comparable period in fiscal 2002. The decrease is primarily attributable to a decrease in interest rates during the past year. As discussed below, the line of credit agreement expired on May 31, 2002 and the Company is currently being charged a default interest rate.

Liquidity and Capital Resources

Net cash provided by operating activities increased to $5,370,000 during the three months ended September 30, 2002 from $262,000 used in operating activities in the comparable period in fiscal 2002. The increase in net cash provided by operating activities resulted primarily from improved cash collections of accounts receivable and an increase in accrued expenses in the current year due to timing of company payroll funding, and an increase in deferred revenue.

Net cash used in investing activities decreased to $329,000 during the three months ended September 30, 2002 from $1,700,000 recorded in the comparable period in fiscal 2002.

Net cash used in financing activities decreased to $66,000 during the three months ended September 30, 2002 from $139,000 recorded in the comparable period in fiscal 2002.

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

The Company elected to not make the semi-annual $2.875 million interest payments due February 15 and August 15, 2001 and February 15 and August 15, 2002 on the Company's 5-3/4% Convertible Subordinated Debentures due 2004 (Debentures). On April 6, 2001, the Company received a formal Notice of Default and Acceleration and Demand for Payment from the Indenture Trustee. The Indenture Trustee declared the entire principal and any accrued interest thereon to be immediately due and payable and demanded immediate payment of such amounts. If such payments are not made, the Indenture Trustee reserves the right to pursue remedial measures in accordance with the Indenture, including, without limitation, collection activities. As of September 30, 2002, the amount of principal and accrued interest is $112.2 million. As a result of the above noted Debentures being in default, an additional $2.5 million of convertible subordinated debentures due 2004 are also in default. Until the defaults are resolved, convertible subordinated debentures of $102.5 million and related accrued interest of $12.2 million will be classified as a current liability.

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

Prior to the expiration of the Credit Facility, the Company had been in violation of certain financial covenants of the Credit Facility. On April 21, 2000, the Company received a formal notice of default from the senior lenders. As a result of the notice of default, the interest rate on the Credit Facility (excluding facility fee) increased to the Prime Rate plus 2.25% (7.00% at September 30, 2002). The borrowings of $206.1 million under the Credit Facility at September 30, 2002 are classified as a current liability. Failure to obtain a favorable resolution to the expiration of the Credit Facility could have a material adverse effect on the Company.

During the past three years, the Company has implemented measures to improve cash flows generated from operating activities, including reductions in operating and overhead costs by continuing the consolidation and/or closing of pharmacy locations, continuing its employee reduction plan, more aggressive credit administration and collection and inventory reduction efforts, and a temporary modification of payment terms negotiated with a major Company supplier. In addition, the Company continues to review the profitability of its customer base and is terminating uneconomic accounts as well as applying stricter standards in accepting new business. The Company expects to meet its financing needs for the next twelve months through the use of cash generated from operations and its cash balance of $47.5 million at September 30, 2002. However, the Company may require additional capital resources for internal working capital needs and may need to incur additional indebtedness to meet these requirements. Additional funds are currently not available under the Credit Facility as described above and there can be no assurance that additional funds will be available.

The Company has been in ongoing discussions with the Company's senior lenders and with an ad hoc committee of holders of the 5-3/4% Convertible Subordinated Debentures due 2004 regarding the defaults discussed above and potential restructuring options. In addition, the Company engaged financial advisors and legal counsel to assist in exploring various capital restructuring and strategic alternatives with third parties. These defaults, among other factors, raise substantial doubt about the Company's ability to continue as a going concern.

On July 28, 2002, the Company entered into a definitive merger agreement with Genesis Health Ventures, Inc. (Genesis). If the proposed merger is completed, each outstanding share of common stock of the Company will be converted into the right to receive 0.1 of a share of Genesis common stock. At the closing of the proposed merger, Genesis will repay in full the outstanding debt of the Company, including the borrowings of $206.1 million under the Credit Facility, and will redeem $102.5 million of 5-3/4% convertible subordinated debentures, including accrued and unpaid interest and any applicable redemption premiums.

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

The Company's effective income tax rate for the three months ended September 30, 2002 and 2001 differs from the federal statutory rate primarily as a result of the recording of a full valuation allowance against the Company's net deferred tax assets consisting primarily of net operating loss carryforwards.

Certain Legal Proceedings

On July 28, 2002, the Company (NCS), Genesis Health Ventures, Inc. (Genesis) and Geneva Sub, Inc., a wholly owned subsidiary of Genesis (Sub) entered into a definitive Agreement and Plan of Merger (the merger agreement), pursuant to which Sub will merge with and into NCS (the proposed merger), with NCS surviving as a wholly owned subsidiary of Genesis. If the proposed merger is completed, each outstanding share of common stock of NCS, par value $0.01 per share ("NCS Common Stock"), other than the NCS Common Stock held by NCS and other than dissenting shares, will be converted into the right to receive 0.1 of a share of common stock of Genesis, par value $0.02 per share. At the closing of the proposed merger, Genesis will repay in full the outstanding debt of the Company, including the borrowings of $206.1 million under the Credit Facility, and will redeem $102.5 million of 5-3/4% convertible subordinated debentures, including accrued and unpaid interest and any applicable redemption premiums. The completion of the proposed merger is subject to regulatory approvals and other customary conditions, including the approval of the holders of a majority of the outstanding voting power of NCS Common Stock.

In connection with the merger agreement, on July 28, 2002, NCS and Genesis entered into agreements (the voting agreements) with Jon H. Outcalt, chairman of the board of NCS, and Kevin B. Shaw, president, chief executive officer and a director of NCS in their capacity as NCS stockholders, beneficially owning in the aggregate a majority of the outstanding voting power of NCS Common Stock. In the voting agreements, Messrs. Outcalt and Shaw agreed to vote all of their shares of NCS Class A common stock and NCS Class B common stock in favor of adoption of the merger agreement and against certain other actions specified in the voting agreements. In the voting agreements, each of Messrs. Outcalt and Shaw granted an irrevocable limited proxy to each of the president and secretary of Genesis and any other Genesis-authorized representative to vote their respective shares of NCS capital stock in favor of adoption of the merger agreement and against certain other actions specified in the voting agreements. Messrs. Outcalt and Shaw also agreed not to transfer their shares of NCS Class A common stock and NCS Class B common stock or options convertible into shares of NCS Class A common stock or NCS Class B common stock before the completion of the proposed merger or termination of the voting agreements. Accordingly, a sufficient number of the votes required to adopt the merger agreement is assured.

On August 8, 2002, Omnicare, Inc. (Omnicare) commenced a cash tender offer to purchase all of the outstanding shares of Class A and Class B common stock of NCS for $3.50 per share. On October 7, 2002, NCS received an irrevocable, executed merger agreement from Omnicare that commits Omnicare to pay $3.50 per share in cash to NCS stockholders. The effect of the Omnicare tender offer and irrevocable, executed merger agreement on the proposed merger between NCS and Genesis is not known at this time.

Since the Company entered into the merger agreement, seven lawsuits (six of which are purported stockholder class action lawsuits and one of which was filed by Omnicare) have been filed in connection with the proposed merger. The five purported stockholder class actions that were filed in the Court of Chancery of the State of Delaware have been consolidated into a single proceeding. The Omnicare lawsuit (as amended) and the consolidated stockholder lawsuit, which together are referred to as the "Delaware lawsuits", each name NCS, the NCS directors, Genesis and Geneva Sub as defendants. The Delaware lawsuits allege, among other things, that the NCS directors breached their fiduciary duties and certain other duties to NCS stockholders by entering into the merger agreement and the voting agreements. The Delaware lawsuits seek various relief, including: an injunction against completion of the proposed merger; a judgment that the proposed merger would require approval by both the holders of NCS Class A common stock and the holders of NCS Class B common stock voting as separate classes; a judgment that would rescind the proposed merger if it is completed prior to a final judgment on the Delaware lawsuits; a declaration that the merger agreement and the voting agreements are null and void; a declaration that the voting agreements violated NCS' certificate of incorporation and resulted in an automatic conversion of the NCS Class B common stock to which the voting agreements pertained, into NCS Class A common stock (which would mean that the shares agreed to be voted by Messrs. Outcalt and Shaw would represent less than a majority of the voting power of NCS); and an award of compensatory damages and costs.

On October 25, 2002, the Court of Chancery of the State of Delaware (the Court) issued a ruling dismissing all of Omnicare's claims except for Count I, which count seeks a judgement declaring that the voting agreements violated NCS' certificate of incorporation and resulted in an automatic conversion of the NCS Class B common stock to which the voting agreements pertained, into NCS Class A common stock. On October 29, 2002, the Court issued a ruling granting summary judgment in favor of the defendants as to Count I of Omnicare's amended complaint and Count I of the consolidated stockholder lawsuit. In the summary judgement, the Court ruled that the voting agreements did not violate the NCS' certificate of incorporation and did not result in a conversion of the NCS Class B common stock owned by Messrs. Outcalt and Shaw into NCS Class A common stock. Omnicare has appealed these rulings. A motion for a preliminary injunction relating to the remaining claims of the consolidated class action is currently scheduled for November 14, 2002. The Company believes that the allegations set forth in these lawsuits are without merit and intends to contest them vigorously; however, the ultimate outcome of these lawsuits cannot be predicted with certainty. These lawsuits could adversely affect the Company's ability to consummate the merger agreement with Genesis.

On August 20, 2002, the Company filed a complaint against Omnicare in the United States District Court for the Northern District of Ohio, titled NCS Healthcare, Inc. v. Omnicare, Inc., Case No. 1:02CV1635 (Matia, J.), and, on August 21, 2002, the Company amended the complaint. The complaint, as amended, alleges, among other things, that Omnicare's disclosure on Schedule TO, filed on August 8, 2002 in connection with the associated tender offer, contains materially false and misleading disclosures in violation of Section 14(e) of the Securities Exchange Act of 1934. On September 30, 2002, NCS filed a motion for a preliminary injunction seeking to enjoin the Omnicare tender offer until such time as Omnicare amends the tender offer to correct its materially false and misleading disclosures. Omnicare has filed a Motion to Dismiss. The Motion to Dismiss has been submitted to the court for consideration.

On September 26, 2002, UBS Warburg LLC filed a complaint against the Company in the Supreme Court of the State of New York for the County of New York, titled UBS Warburg LLC (f/k/a Warburg Dillon Read LLC) v. NCS HealthCare, Inc. et. al., Case No. 603546/02. The lawsuit seeks damages in connection with the Company's alleged breach of certain engagement letters between the Company and UBS Warburg LLC. UBS Warburg seeks a money judgment against NCS in excess of $12.5 million. The Company believes that the allegations set forth in this lawsuit are without merit and intends to contest them vigorously.

NCS' subsidiary, NCS HealthCare of Illinois, Inc., referred to as "NCS Illinois," and former owners of the Herrin, Illinois site, were named defendants in a civil action filed under the federal civil False Claims Act in the United States District Court for the Southern District of Illinois in the case captioned "The United States of America, ex rel., Denise Crews, et al. v. Family Nursing Home Services, Inc., et al." (Case No. 99-4020-GPM). On February 20, 2002, the United States of America filed a Notice of Election to Decline Intervention. This notice was filed in camera and under seal. The complaint was then served on NCS Illinois on July 12, 2002. On August 20, 2002, NCS was served with a copy of a First Amended False Claims Complaint with jury demand in the above-captioned matter in which NCS was also named as a defendant. The amended complaint alleges violations of the federal and Illinois false claims acts and seeks treble damages and a civil penalty in the amount of $10,000 for each false claim.

If the Company is unsuccessful in defending the actions discussed above, their resolution could have a material effect on the Company's financial condition and consolidated financial position, results of operations and cash flows.


Critical Accounting Policies

In December 2001, the SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" (FR 60), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company's critical accounting policies are described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" within the Annual Report on Form 10-K for the year ended June 30, 2002. In addition, a summary of all of the Company's significant accounting policies, including critical accounting policies, is included in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2002. No changes were made to the Company's critical accounting policies during the quarter ended September 30, 2002 except as indicated below.

Obligations Under Prime Wholesaler Agreement:

The Company purchases the majority of its inventory through one primary pharmaceutical supplier. In fiscal 2001, the Company negotiated a temporary modification of payment terms with this supplier. In June 2002, the Company entered into a letter of intent with this supplier and is continuing its negotiations to achieve a permanent modification in payment terms. In addition, the Company earns administrative fees and amounts from certain other contractual arrangements under a prime wholesaler agreement with this supplier. The administrative fees and amounts from other contractual arrangements are accrued on a monthly basis based on purchasing data and knowledge of the terms of the contractual arrangements. The monthly accrual is adjusted to actual results when they are communicated to the Company. The adjustments to actual results were not material during the quarter ended September 30, 2002. The actual amounts due under the contractual arrangements are typically communicated to the Company on a quarterly or annual basis based on the terms of the contractual arrangements. As a result of the 2001 temporary modification of payment terms, the supplier is withholding certain contractual amounts due to the Company. Receivables from the supplier of $12.5 million and $12.2 million at September 30, 2002 and June 30, 2002, respectively, have been netted against accounts payable to the supplier for financial reporting purposes. The Company believes that the receivables arising from these contractual arrangements are collectible and is currently operating under the letter of intent which provides for the Company to make monthly payments to the supplier based on the net amount payable to the supplier. The timing and ultimate outcome of these negotiations are uncertain and could have a material adverse effect on the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company has managed its interest rate risk by balancing its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company has a balance of $206,130,000 on its revolving credit facility at September 30, 2002, which is subject to a variable rate of interest based on the Prime rate. Assuming borrowings at September 30, 2002, a one-hundred basis point change in interest rates would impact net interest expense by approximately $2,061,300 per year.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) were effective in ensuring that material information relating to the Company was made known to them, particularly during the period in which this quarterly report was prepared. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Reports on Form 8-K:

            (1) On July 30, 2002 the Company filed a Current Report on Form 8-K relating to the proposed merger with Genesis Health Ventures, Inc.

            (2) On August 6, 2002 the Company filed a Current Report on Form 8-K dated relating to the filing of certain shareholder lawsuits in connection with the proposed merger with Genesis Health Ventures, Inc.

            (3) On August 19, 2002 the Company filed a Current Report on Form 8-K relating to the filing of certain lawsuits in connection with the proposed merger with Genesis Health Ventures, Inc.

            (4) On August 22, 2002 the Company filed a Current Report on Form 8-K relating to the submission to the Securities and Exchange Commission of certifications by the chief executive and chief financial officers of the Company pursuant to the Sarbanes-Oxley Act of 2002 regarding the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NCS HealthCare, Inc.
                            (Registrant)

Date: November 13, 2002     By /s/ Kevin B. Shaw
                            ----------------------------------------------------
                            Kevin B. Shaw
                            President, Chief Executive Officer and Director

Date: November 13, 2002     By /s/ William B. Byrum
                            ----------------------------------------------------
                            William B. Byrum
                            Executive Vice President and Chief Operating Officer

Date: November 13, 2002     By /s/ Gerald D. Stethem
                            ----------------------------------------------------
                            Gerald D. Stethem
                            Senior Vice President and Chief Financial Officer

CERTIFICATION

I, Kevin B. Shaw, President, Chief Executive Officer and Director, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NCS HealthCare, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002          By /s/ Kevin B. Shaw
                                 -----------------------------------------------
                                 Kevin B. Shaw
                                 President, Chief Executive Officer and Director

CERTIFICATION

I, William B. Byrum, Executive Vice President and Chief Operating Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NCS HealthCare, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002     By /s/ William B. Byrum
                            ----------------------------------------------------
                            William B. Byrum
                            Executive Vice President and Chief Operating Officer

CERTIFICATION

I, Gerald D. Stethem, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NCS HealthCare, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002        By /s/ Gerald D. Stethem
                               -------------------------------------------------
                               Gerald D. Stethem
                               Senior Vice President and Chief Financial Officer